Form 10-Q
period 2020-09-26
McAfee Corp.
filed 2020-11-19
CIK 1783317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-39651

McAfee Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-2467341
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6220 America Center Drive, San Jose, CA	95002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 622-3911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	MCFE	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 12, 2020, there were 157,324,990 shares of the Registrant’s Class A common stock, $0.001 par value per share, outstanding and 267,065,127 shares of the Registrant’s Class B Common Stock, par value $0.001 per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” and other similar expressions, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	plans to develop and offer new products and services and enter new markets;
•	our expectations with respect to the continued stability and growth of our customer base;
•	anticipated trends, growth rates, and challenges in our business and in domestic and international markets;
•	our financial performance, including changes in and expectations with respect to revenues, and our ability to maintain profitability in the future;
•	investments or potential investments in new or enhanced technologies;
•	market acceptance of our solutions;
•

the success of our business strategy, including the growth in the market for cloud-based security solutions, acceptance of our own cloud-based solutions, and changes in our business model and operations;

•	our ability to cross-sell and up-sell to our existing customers;
•	our ability to maintain and expand our relationships with partners and on commercially acceptable terms, including our channel and strategic partners;
•	the effectiveness of our sales force, distribution channel, and marketing activities;
•	the growth and development of our direct and indirect channels of distribution;
•	our response to emerging and future cybersecurity risks;
•	our ability to continue to innovate and enhance our solutions;
•	our ability to develop new solutions and bring them to market in a timely manner;
•	our ability to prevent serious errors, defects, or vulnerabilities in our solutions;
•	our ability to develop solutions that interoperate with our customers’ existing systems and devices;
•	our ability to maintain, protect, and enhance our brand and intellectual property;
•	our continued use of open source software;
•	our ability to compete against established and emerging cybersecurity companies;
•	risks associated with fluctuations in exchange rates of the foreign currencies in which we conduct business;
•	past and future acquisitions, investments, and other strategic investments;

•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both domestically and internationally;
•	the attraction, transition, and retention of management and other qualified personnel;
•	economic and industry trend analysis;
•	litigation, investigations, regulatory inquiries, and proceedings;
•	the increased expenses associated with being a public company;
•	our estimated total addressable market;

ii

•	the impact of macroeconomic conditions on our business, including the impact of the COVID-19 on economic activity and financial markets;
•

our expectation regarding the impact of the COVID-19 pandemic, including its geographic spread and severity, and the related responses by governments and private industry on our business and financial condition, as well as the businesses and financial condition of our customers and partners;

•	the adequacy of our capital resources to fund operations and growth;
•

TPG Global LLC’s (“TPG”), Thoma Bravo L.P.’s (“Thoma Bravo”), and Intel Americas, Inc’s (“Intel”) significant influence over us and our status as a “controlled company” under the rules of the Exchange;

•	risks relating to our corporate structure, tax rates, and tax receivable agreement (“TRA”); and
•	the other factors identified under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-249101).

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MCAFEE CORP.

UNAUDITED BALANCE SHEETS

	As of September 26, 2020	As of December 28, 2019
Assets	$—	$—
Commitments and Contingencies
Stockholders' Equity
Common Stock, par value $0.01 per share, 100 shares authorized, none issued and outstanding as of September 26, 2020 and December 28, 2019, respectively	—	—
Total stockholders' equity	$—	$—

See accompanying notes to balance sheets.

MCAFEE CORP.

NOTES TO THE UNAUDITED BALANCE SHEETS

NOTE 1: ORGANIZATION

McAfee Corp. (the “Corporation”) was incorporated in Delaware on July 19, 2019. The Corporation was formed for the purpose of completing an initial public offering (the “IPO”) and related transactions in order to carry on the business of Foundation Technology Worldwide LLC (“FTW”) and its subsidiaries (the “Company”). On October 21, 2020, the Corporation became the sole managing member and holder of 100% of the voting power of the Company due to the reorganization transactions described in Note 4 (the “Reorganization Transactions”). Foundation Technology Worldwide LLC is a leading-edge cybersecurity company that provides advanced security solutions to consumers, small and medium-sized businesses, large enterprises, and governments. With respect to the Corporation and the Company, each entity owns nothing other than the respective entities below it in the corporate structure and each entity has no other material operations, assets, or liabilities.

In October, 2020, the Corporation completed the IPO pursuant to which the Corporation and selling stockholders sold an aggregate of 37.0 million shares of Class A common stock par value $0.001 per share (“Class A common stock”) at a public offering price of $20.00 per share. The Corporation received $586 million in proceeds, net of underwriting discounts and commissions, of which $553 million was used to purchase newly-issued limited liability company units (“LLC Units”) and $33 million was used to purchase LLC Units from existing holders (“Continuing LLC Owners”) of interests in the Company, at a purchase price per unit equal to the public offering price per share of Class A common stock, less underwriting discounts and commissions (Note 4).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The balance sheet as of September 26, 2020 is unaudited. The balance sheets have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Separate statements of operations, comprehensive income, changes in stockholder's equity and cash flows have not been presented in the financial statements because there have been no activities in this entity since its inception through September 26, 2020. The unaudited balance sheets, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Corporation’s financial information. The balance sheet as of December 28, 2019, has been derived from the audited balance sheet as of that date, but it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim balance sheets should be read in conjunction with the audited balance sheet as of December 28, 2019 and related notes included in the final prospectus for the Corporation's IPO dated October 21, 2020 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the U.S. Securities and Exchange Commission (the “SEC”) (the “Prospectus”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

NOTE 3: STOCKHOLDERS’ EQUITY

As of September 26, 2020 and December 28, 2019, the Corporation was authorized to issue 100 shares of Common Stock, par value $0.01 per share, none of which were issued and outstanding at September 26, 2020 and at December 28, 2019. On September 27, 2020, the Board of Directors of the Corporation approved and ratified certain organizational activities related to the Corporation including issuance of 100 shares of Common Stock, par value $0.01 per share, to the Company and other activities.

NOTE 4: SUBSEQUENT EVENTS

In October 2020, the Corporation completed its IPO and consummated the following transactions.

The Reorganization Transactions

Reorganization

In connection with the closing of the IPO, the following Reorganization Transactions were consummated:

•	a new limited liability company operating agreement (“New LLC Agreement”) was adopted for the Company making the Corporation the sole managing member of the Company;
•

the Corporation’s certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock and Class B common stock and (ii) issue shares of Class B common stock to the holders of LLC Units following the IPO, other than Management Owners (as defined below), the Corporation and its subsidiaries, (“Continuing Owners”) and the members of the Company’s management who hold LLC Units following the closing of the offering or are to receive Class A common stock in satisfaction of the incentive awards, (“Management Owners”), on a one-to-one basis with the number of LLC Units they own (except that Management Owners will not receive shares of Class B common stock in connection with their exchange of Management Incentive Units (“MIUs”)), the exchange of which will be settled in shares of Class A Common Stock, for nominal consideration;

•

the Corporation (i) issued 126.3 million shares of its Class A common stock to certain of the Continuing Owners in exchange for their contribution of LLC units or the equity of certain other entities, which pursuant to the Reorganization Transactions, became its direct or indirect subsidiaries and (ii) will issue up to 5.7 million shares of its Class A common stock upon settlement of certain existing awards held by certain Management Owners, which were satisfied in connection with the Reorganization Transactions; and

•

the Corporation entered into (i) a tax receivable agreement with the TRA Beneficiaries and (ii) a stockholders agreement and a registration rights agreement with investment funds affiliated with or advised by TPG Global, LLC (“TPG”) and Thoma Bravo, L.P. (“Thoma Bravo”), respectively, and Intel Americas, Inc. (“Intel”.)

Exchange Mechanics

In connection with the IPO, the New LLC Agreement was adopted, allowing the Continuing LLC Owners (or certain permitted transferees), subject to certain restrictions, to exchange their LLC Units for shares of Class A common stock on a one-for-one basis (and cancels an equal number of shares of Class B common stock of the exchanging member), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions. The holders of MIUs also have the right, from time to time and subject to certain restrictions, to exchange their MIUs for LLC Units, which will then be immediately redeemed for shares of Class A Common Stock, based on the value of such MIUs relative to their applicable distribution threshold.

Consolidation

Subsequent to the Reorganization Transactions and IPO, the Corporation is a holding company, and its sole material asset held directly or through wholly-owned subsidiaries is its equity interest in FTW. After the Reorganization Transactions, the Corporation, as the sole managing member of FTW, exclusively operates and controls the business and affairs of FTW and will then consolidate FTW, with FTW considered the predecessor for accounting purposes. As the Continuing LLC Owners control both the Corporation and FTW, before and after the Reorganization Transactions, The Reorganization Transactions will be accounted for as a reorganization of entities under common control. Following the Reorganization Transactions, the consolidated financial statements of the Corporation will recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of FTW.

The Corporation will report a noncontrolling interest related to the LLC Units held by the Continuing LLC Owners. The decision whether to tender LLC Units to FTW will be made solely at the discretion of the Continuing LLC Owners. Accordingly, the LLC Units owned by the Continuing LLC Owners will be treated as redeemable noncontrolling interests as the holders have the option to exchange their LLC Units for cash or for shares of the Corporation’s Class A common stock.

Income Taxes and Tax Receivable Agreement

The Corporation is subject to U.S. federal and state income taxes and will file consolidated income tax returns for U.S. federal and certain state jurisdictions and is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to its allocable share of any net taxable income of FTW following the Reorganization Transactions. FTW continues to be classified as a partnership for U.S. federal income tax purposes.

The contribution by the Continuing Owners to the Corporation of certain corporate entities in connection with the IPO (including the Reorganization Transactions) and future exchanges of LLC Units for shares of the Corporation’s Class A common stock are expected to produce or otherwise deliver to the Corporation favorable tax attributes that can reduce its taxable income. Prior to the completion of the IPO, the Corporation entered into a tax receivable agreement, under which generally will require it to pay to the TRA Beneficiaries 85% of the applicable cash savings, if any, in U.S. federal, state, and local income tax that the Corporation actually realizes or, in certain circumstances, is deemed to realize as a result of (i) all or a portion of the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) and tax basis adjustments in the assets of FTW (and its subsidiaries) as a result of sales or exchanges of LLC Units after the IPO, (iii) certain tax attributes of the corporations acquired by McAfee Corp. in connection with the Reorganization Transactions (including their allocable share of existing tax basis in the assets of FTW (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation generally will retain the benefit of the remaining 15% of the applicable tax savings.

Pursuant to the exchange mechanics described above, the Corporation may be required to acquire LLC Units of FTW from the holders for shares of the Corporation’s Class A common stock. An exchange of LLC Units is treated as a purchase of such LLC Units for U.S. federal income tax purposes. FTW and certain of its subsidiaries are treated as a partnership for U.S federal income tax purposes and through which FTW owns its interests in the assets of the McAfee business has or will have an election under Section 754 of the Internal Revenue Code of 1986 in effect for taxable years in which sales or exchanges of LLC Units occur. Pursuant to the Section 754 election, sales of LLC Units result in an increase in the tax basis of tangible and intangible assets of FTW and certain of its subsidiaries. When the Corporation acquires LLC Units from the Continuing LLC Owners, both the existing basis for certain assets and the anticipated basis adjustments will increase depreciation and amortization deductions allocable to the Corporation for tax purposes from FTW, and therefore reduce the amount of income tax the Corporation would otherwise be required to pay in the future to various tax authorities. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of FTW and its subsidiaries to the extent increased tax basis is allocated to those capital assets.

Stockholders Agreement

In connection with the IPO, the Corporation entered into a stockholders agreement with investment funds affiliated with TPG, Thoma Bravo, Intel, and certain other stockholders. Under the stockholders agreement, the Corporation is required to take all necessary action to cause the board of directors and its committees to include director candidates designated by TPG and Intel in the slate of director nominees recommended by the board of directors for election by the Corporation’s stockholders. Pursuant to the stockholders agreement, TPG, Intel, and Thoma Bravo also agreed to certain standstill provisions pursuant to which each is restricted from, among other things, acquiring the Corporation’s securities if that would result in it owning more than 49% of the Corporation’s outstanding voting power without the Corporation’s consent.

Registration Rights Agreement

The Corporation entered into a registration rights agreement with TPG, Thoma Bravo, Intel, certain other stockholders, and the Corporation’s Chief Executive Officer in connection with the IPO. The registration rights agreement provides TPG, Thoma Bravo, and Intel certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, TPG, Thoma Bravo, and Intel can require the Corporation to register under the Securities Act shares of Class A common stock, including shares issuable to them upon exchange of their equity ownership in FTW.

The IPO

In connection with the completion of the IPO, the Corporation issued 31.0 million Class A common stock to the purchasers in the IPO. The Corporation used the net proceeds to purchase (directly or indirectly through shares of subsidiaries) (i) newly issued LLC Units from FTW and (ii) 1.7 million issued and outstanding LLC Units and an equal number of shares of Class B common stock from certain Continuing LLC Owners at a purchase price per unit equal to the IPO price of Class A common stock, less underwriting discounts and commissions. The Corporation purchased 29.3 million newly issued LLC Units from FTW at a price per unit equal to the public offering price, less underwriting discounts and commissions, an aggregate of $553 million, collectively representing 6.8% of the FTW’s outstanding LLC Units. FTW used the proceeds contributed to it to repay all of its outstanding principal obligations with respect to its Second Lien Term Loan in an amount of $525 million and made a payment of $22 million due upon termination of its Management Services Agreement. FTW will incur or reimburse the Corporation for all of the expenses of the IPO. Following the IPO, the Corporation holds (directly or indirectly through subsidiaries) 157.3 million LLC Units that is equal to the number of shares of Class A common stock outstanding.

FOUNDATION TECHNOLOGY WORLDWIDE LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	As of September 26, 2020	As of December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$348	$167
Accounts receivable, net	311	409
Deferred costs	216	187
Other current assets	77	68
Total current assets	952	831
Property and equipment, net	154	171
Goodwill	2,431	2,428
Identified intangible assets, net	1,748	2,071
Deferred tax assets	59	55
Other long-term assets	209	232
Total assets	$5,553	$5,788
Liabilities, redeemable units, and deficit
Current liabilities:
Accounts payable and other current liabilities	$195	$196
Accrued compensation and benefits	150	209
Accrued marketing	105	94
Income taxes payable	13	15
Long-term debt, current portion	44	43
Lease liabilities, current portion	22	29
Deferred revenue	1,605	1,574
Total current liabilities	2,134	2,160
Long-term debt, net	4,698	4,669
Deferred tax liabilities	165	160
Other long-term liabilities	218	175
Deferred revenue, less current portion	661	718
Total liabilities	7,876	7,882
Commitments and contingencies (Note 13)
Redeemable units (Note 5)	41	—
Deficit:
Accumulated other comprehensive income (loss)	(137)	(62)
Members’ deficit	(873)	(647)
Accumulated deficit	(1,354)	(1,385)
Total deficit	(2,364)	(2,094)
Total liabilities, redeemable units, and deficit	$5,553	$5,788

See the accompanying notes to the unaudited condensed consolidated financial statements.

FOUNDATION TECHNOLOGY WORLDWIDE LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions except per unit data)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue	$728	$662	$2,129	$1,953
Cost of sales	209	203	619	632
Gross profit	519	459	1,510	1,321
Operating expenses:
Sales and marketing	186	184	534	567
Research and development	88	96	274	289
General and administrative	62	72	200	195
Amortization of intangibles	55	55	165	168
Restructuring charges (Note 7)	—	(1)	9	14
Total operating expenses	391	406	1,182	1,233
Operating income	128	53	328	88
Interest expense and other, net	(73)	(76)	(223)	(219)
Foreign exchange gain (loss), net	(43)	43	(49)	44
Income (loss) before income taxes	12	20	56	(87)
Provision for income tax expense	12	29	25	68
Net income (loss)	$—	$(9)	$31	$(155)
Other comprehensive income (loss):
Gain (loss) on interest rate cash flow hedges, net of tax (Note 12)	$6	$(12)	$(75)	$(75)
Total comprehensive income (loss)	$6	$(21)	$(44)	$(230)
Net income (loss) per unit, basic	$—	$(0.02)	$0.08	$(0.41)
Net income (loss) per unit, diluted	$—	$(0.02)	$0.08	$(0.41)
Weighted-average units outstanding, basic	379.3	377.0	378.4	376.4
Weighted-average units outstanding, diluted	379.3	377.0	388.3	376.4

See the accompanying notes to the unaudited condensed consolidated financial statements.

FOUNDATION TECHNOLOGY WORLDWIDE LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 26, 2020	Nine Months Ended September 28, 2019
Cash flows from operating activities:
Net income (loss)	$31	$(155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	372	400
Equity-based compensation	25	19
Deferred taxes	3	13
Foreign exchange (gain) loss, net	49	(44)
Other operating activities	40	37
Change in assets and liabilities:
Accounts receivable, net	94	71
Deferred costs	(29)	(12)
Other assets	(10)	(61)
Other current liabilities	(12)	(27)
Deferred revenue	(26)	20
Other liabilities	(73)	24
Net cash provided by operating activities	464	285
Cash flows from investing activities:
Acquisitions, net of cash acquired	(5)	(2)
Additions to property and equipment	(32)	(37)
Other investing activities	(3)	(3)
Net cash used in investing activities	(40)	(42)
Cash flows from financing activities:
Proceeds from the issuance of Member units	2	—
Payment for the long-term debt due to third party	(33)	(56)
Proceeds from long-term debt	—	685
Payment for debt issuance costs	—	(6)
Distributions to Members	(200)	(1,081)
Other financing activities	(14)	(11)
Net cash used in financing activities	(245)	(469)
Effect of exchange rate fluctuations on cash and cash equivalents	2	(2)
Net increase (decrease) in cash and cash equivalents	181	(228)
Cash and cash equivalents, beginning of period	167	468
Cash and cash equivalents, end of period	$348	$240
Supplemental disclosures of noncash investing and financing activities and cash flow information:
Acquisition of property and equipment included in current liabilities	$(2)	$(6)
Distributions to Members included in liabilities	(5)	(4)
Cash paid during the period for:
Interest, net of cash flow hedges	(210)	(209)
Income taxes, net of refunds	(35)	(35)

See the accompanying notes to the unaudited condensed consolidated financial statements.

FOUNDATION TECHNOLOGY WORLDWIDE LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

(in millions)

	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Total Deficit
As of June 27, 2020	$(143)	$(785)	$(1,354)	$(2,282)
Distributions to Members	—	(70)	—	(70)
Other comprehensive income, net of tax (Note 12)	6	—	—	6
Equity-based awards expense, net of equity withheld to cover taxes	—	5	—	5
Unit issuance	—	1	—	1
Reclassification of redeemable units (Note 5)	—	(24)	—	(24)
Net income	—	—	—	—
As of September 26, 2020	$(137)	$(873)	$(1,354)	$(2,364)

As of June 29, 2019	$(61)	$(359)	$(1,295)	$(1,715)
Distributions to Members	—	(46)	—	(46)
Other comprehensive loss, net of tax (Note 12)	(12)	—	—	(12)
Equity-based awards expense, net of equity withheld to cover taxes	—	6	—	6
Unit repurchases	—	(1)	—	(1)
Net loss	—	—	(9)	(9)
As of September 28, 2019	$(73)	$(400)	$(1,304)	$(1,777)

	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Total Deficit
As of December 28, 2019	$(62)	$(647)	$(1,385)	$(2,094)
Distributions to Members	—	(201)	—	(201)
Other comprehensive loss, net of tax (Note 12)	(75)	—	—	(75)
Equity-based awards expense, net of equity withheld to cover taxes	—	22	—	22
Unit issuances	—	2	—	2
Unit repurchases (Note 5)	—	(10)	—	(10)
Reclassification of redeemable units (Note 5)	—	(41)	—	(41)
Net income	—	—	31	31
Other	—	2	—	2
As of September 26, 2020	$(137)	$(873)	$(1,354)	$(2,364)

As of December 29, 2018	$2	$675	$(1,148)	$(471)
Cumulative effect adjustments from adoption of ASC Topic 842	—	—	(1)	(1)
Distributions to Members	—	(1,085)	—	(1,085)
Other comprehensive loss, net of tax (Note 12)	(75)	—	—	(75)
Equity-based awards expense, net of equity withheld to cover taxes	—	12	—	12
Unit repurchases	—	(2)	—	(2)
Net loss	—	—	(155)	(155)
As of September 28, 2019	$(73)	$(400)	$(1,304)	$(1,777)

See the accompanying notes to the unaudited condensed consolidated financial statements.

FOUNDATION TECHNOLOGY WORLDWIDE LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Background

Foundation Technology Worldwide LLC is a Delaware limited liability company (“FTW”), which, as of September 26, 2020, was primarily owned by Manta Holdings L.P. (“Manta”) and a subsidiary of Intel Corporation (“Intel”), which through ownership in various subsidiaries, wholly owns McAfee, LLC, a Delaware limited liability company, (“McAfee, LLC”) and its consolidated subsidiaries (collectively “McAfee”, the “Company”, “we”, “our” or “us”).

McAfee is a leading-edge cybersecurity company that provides advanced security solutions to consumers, small and medium-sized businesses, large enterprises, and governments. Security technologies from McAfee use a unique, predictive capability that is powered by McAfee Global Threat Intelligence, which enables home users and businesses to stay one step ahead of the next wave of fileless attacks, viruses, malware, and other online threats.

McAfee Corp. (the “Corporation”) was formed as a Delaware corporation on July 19, 2019 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of the Company and its subsidiaries. In October 2020, the Corporation completed an IPO pursuant to which the Corporation and selling stockholders sold an aggregate of 37.0 million shares of Class A common stock at a public offering price of $20.00 per share. The Corporation received $586 million in proceeds, net of underwriting discounts and commissions, of which $553 million was used to purchase newly-issued limited liability company units (“LLC Units”) and $33 million was used to purchase LLC Units from existing holders (“Continuing LLC Owners”) of interests in the Company, at a purchase price per unit equal to the public offering price per share of Class A common stock, less underwriting discounts and commissions. Subsequent to the IPO and related Reorganization Transactions (as defined in Note 15) that occurred in connection with the IPO, the Corporation is the sole managing member of the Company and, although it has a minority economic interest in the Company, it has the sole voting power in, and controls the management of, the Company. The Corporation has no other material operations, assets, or liabilities.

In October 2020, the Board of FTW approved and effected a four-for-one unit split of our member units. All unit and per unit data included in these condensed consolidated financial statements give effect to the unit split and have been retroactively adjusted for all periods.

Principles of Consolidation

All intercompany balances and transactions within McAfee have been eliminated in consolidation. Any transactions between McAfee and Intel, Manta or Manta’s owners are considered transactions with Members. These unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The condensed consolidated balance sheet as of December 28, 2019, has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the period ended December 28, 2019 and related notes included in our final prospectus for the Corporation's IPO dated October 21, 2020 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC (the “Prospectus”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Our functional currency for all of our subsidiaries is the U.S. dollar (“USD”).

Use of Estimates

The preparation of the condensed consolidated financial statements required us to make certain estimates and judgments that affect the amounts reported. Actual results may differ materially from our estimates. The accounting estimates that required our most significant and subjective judgments include:

•	determining the nature and timing of satisfaction of performance obligations, assessing any associated material rights and determining the standalone selling price (“SSP”) of performance obligations;
•	determining our technology constrained customer life;
•	projections of future cash flows related to revenue share and related agreements with our personal computer original equipment manufacturer partners;
•	fair value estimates for assets and liabilities acquired in business combinations;
•	the valuation and recoverability of identified intangible assets and goodwill;
•	recognition and measurement of foreign current and deferred income taxes as well as our uncertain tax positions;
•	determining our discount rates;
•	fair value of our equity awards; and
•	fair value of long-term debt and related swaps.

The effect of the novel coronavirus (“COVID-19”) pandemic on our business, operations, and financial results is dependent upon future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are unknown at this time. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, several of our estimates and assumptions may change materially in future periods due to the impact of the COVID-19 pandemic.

Fiscal Calendar

We maintain a 52- or 53-week fiscal year that ends on the last Saturday in December. The year ending December 26, 2020 is a 52-week year starting on December 29, 2019. These condensed consolidated financial statements are presented as of September 26, 2020, and December 28, 2019 and for the three and nine months ended September 26, 2020 and three and nine months ended September 28, 2019. Three and nine months ended September 26, 2020 consisted of 13 and 39 weeks, respectively, whereas the three and nine months ended September 28, 2019 consisted of 13 and 39 weeks, respectively.

NOTE 2: RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted Topic 326 on December 29, 2019 and it had an immaterial impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. We adopted ASU 2018-15 on December 29, 2019 prospectively, which had an immaterial impact on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. We adopted ASU 2020-04 on June 27, 2020 and it had no impact on our consolidated financial statements and related disclosures. The guidance is potentially applicable when we modify the current reference rate of LIBOR to another reference rate on our 1st Lien USD Term Loan and 2nd Lien Term Loan (Note 9) and related interest rate swaps (Note 11).

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for us in the first quarter of fiscal year 2021. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes and systems.

NOTE 3: REVENUE FROM CONTRACTS WITH CUSTOMERS

Deferred Revenue

During the nine months ended September 26, 2020, we recognized $1,346 million from our deferred revenue balance as of December 28, 2019. During the nine months ended September 28, 2019, we recognized $1,239 million in revenue from our deferred revenue balance as of December 29, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 26, 2020, we have $2,414 million in estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), which includes deferred revenue and amounts that will be billed and recognized as revenue in future periods. We expect to recognize revenue on approximately 71% over the next 12 months, 26% in next 13 to 36 months, with the remaining balance recognized thereafter.

NOTE 4: LEASES

As of September 26, 2020, we have operating leases primarily for corporate offices and data centers and no significant finance leases. Information related to operating leases was as follows:

	Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities	$29	$29
Right-of-use assets obtained in exchange for operating lease obligations	16	45

NOTE 5: TRANSACTIONS WITH MEMBERS AND RELATED PARTIES

We declared cash distributions to our Members during the three and nine months ended September 26, 2020 in the aggregate amount of $70 million and $201 million, respectively. We declared cash distributions to our Members during the three and nine months ended September 28, 2019 in the aggregate amount of $46 million and $1,085 million, respectively.

In October 2020, we declared cash distributions to our Members in the amount of $75 million.

In February 2020, we entered into an agreement with our former President and Chief Executive Officer to repurchase equity units for an aggregate repurchase price of $10 million during the three months ended June 27, 2020. We also agreed to repurchase his remaining outstanding equity units, which is classified as temporary equity within Redeemable units, in April 2021 at fair market value, contingent on the satisfaction of certain terms and conditions. Upon a sale of the company or an IPO prior to the repurchase date, the unit would no longer be repurchased. As of September 26, 2020, the estimated value of the April 2021 repurchase was $41 million. Subsequent to the IPO in October 2020, we are no longer required to repurchase the outstanding equity units.

Subsequent to the IPO in October 2020, we also paid $22 million to certain affiliates of TPG, Thoma Bravo and Intel upon the termination of the Management Services Agreement.

Our Intel receivable, net consisted of the following:

	As of
(in millions)	September 26, 2020	December 28, 2019
Intel receivable(1)
Tax indemnity	$8	$10
Total	8	10
Intel payable(1)
Tax indemnity	(2)	(4)
Total	(2)	(4)
Total, net(2)	$6	$6

(1)	We have the contractual right of offset of our receivables and payables with Intel.
(2)

As of December 28, 2019, $2 million and $4 million are recorded in Other current assets and Other long-term assets, respectively, on the condensed consolidated balance sheet. As of September 26, 2020, $3 million and $3 million are recorded in Other current assets and Other long-term assets, respectively, on the condensed consolidated balance sheet.

We had these additional transactions with companies who partially own Manta (“Manta Owners”) and companies owned or partially owned by the Manta Owners (“Manta Affiliates”) or Intel (“Intel Affiliates”) and therefore qualify as related parties. These transactions include sales of our products and purchases of various goods or services. Revenue from the sales transactions are recognized in accordance with our revenue recognition policy.

Other transactions with related parties are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales with related parties:
Intel	$1	$—	$1	$—
Manta Owners	1	—	1	—
Manta Affiliates	—	1	2	4
Other	1	1	2	2
Total	$3	$2	$6	$6
Payments to related parties:
Intel	$—	$1	$2	$4
Manta Owners	1	2	6	7
Manta Affiliates	8	7	27	25
Other	—	3	5	11
Total	$9	$13	$40	$47

NOTE 6: OPERATING SEGMENTS

We have two operating segments, which also represent our reportable segments and reporting units:

•	Enterprise – Includes security solutions for large enterprises, governments, small and medium-sized businesses.
•	Consumer – Includes security solutions for consumers.

We manage our business activities primarily on a product-segmentation basis and whether they serve consumers or enterprises. The Chief Operating Decision Maker (“CODM”) allocates resources to and assesses the performance of each operating segment primarily using information about its operating income (loss), net revenue, and depreciation and amortization.

The CODM does not evaluate operating segments using discrete asset information. We allocate all shared expenses to the operating segments. Significant information by segment is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue:
Consumer	$395	$322	$1,132	$956
Enterprise	333	340	997	997
Total	$728	$662	$2,129	$1,953
Depreciation and amortization:
Consumer	$67	$68	$203	$208
Enterprise	53	63	169	192
Total	$120	$131	$372	$400
Operating income (loss):
Consumer	$106	$71	$307	$198
Enterprise	22	(18)	21	(110)
Total	$128	$53	$328	$88

A significant portion of the operating segments’ operating expenses are derived from shared resources including research and development, accounting, real estate, information technology, treasury, human resources, procurement and other corporate infrastructure expenses. We allocated these operating expenses to the operating segments based on the estimated utilization of services provided to or benefits received by the operating segments.

Revenue by geographic region based on the sell-to address of the end-users is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
United States	$402	$352	$1,173	$1,042
Other	326	310	956	911
Total net revenue	$728	$662	$2,129	$1,953

NOTE 7: RESTRUCTURING CHARGES

Restructuring charges generally include significant actions impacting the way we manage our business. Employee severance and benefit charges are largely based upon substantive severance plans, while some charges result from mandated requirements in certain foreign jurisdictions. These charges include items such as employee severance, ongoing benefits, and excess payroll costs directly attributable to the restructuring plan.

Restructuring charges are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Employee severance and benefits	$—	$(1)	$9	$14
Total	$—	$(1)	$9	$14

In January 2020, we commenced the 2020 transformation initiative, in which we are realigning our staffing across various departments. As part of the initiative, we have incurred employee severance and benefits costs of none and $9 million recorded in restructuring charges in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 26, 2020, respectively.

The balance of our restructuring activities are as follows:

(in millions)	Enterprise	Consumer	Total
Employee severance and benefits
As of December 28, 2019	$2	$—	$2
Additional accruals	8	1	9
Cash payments	(10)	(1)	(11)
As of September 26, 2020	$—	$—	$—

NOTE 8: EMPLOYEE INCENTIVES

During February 2020, we modified the terms of a MIU grant to provide for vesting subject to the satisfaction of certain conditions, which resulted in the recognition of $12 million in incremental compensation expense for the modified awards at their modification date.

Deferred Cash and Equity

As of September 26, 2020, our outstanding deferred cash and equity related to our acquisitions is as follows:

(in millions)
Outstanding deferred cash and equity balance at December 28, 2019	$20
Accruals	8
Restricted Class A Unit vesting	(3)
Cash payment	(15)
Outstanding deferred cash and equity balance at September 26, 2020	$10

As of September 26, 2020, we have unrecognized expense relating to deferred cash of $9 million with a remaining weighted average service period of 0.9 years. Deferred cash is recorded within Accrued compensation and benefits on the condensed consolidated balance sheet for amounts due in the next 12 months.

During the nine months ended September 26, 2020, we granted 4.0 million Restricted Equity Units (“FTW RSU”s) with a grant date fair value of $40 million. FTW RSUs are generally expected to vest over a four-year period.

During the nine months ended September 26, 2020, we granted 5.6 million Management Incentive Units (“MIU”s) with a fair value of $19 million. MIUs vest over a four-year period.

Upon consummation of the IPO in October 2020, we recognized a cumulative catch-up of equity-based compensation expense of $248 million relating to our management equity participation units (“MEPU”s) and cash-settled restricted equity units (“CRSU”s). Concurrently, we modified the terms of our unvested FTW RSUs, outstanding CRSUs, and outstanding MEPUs to permit settlement in the Corporation’s Class A common stock, par value $0.001 per share (“Class A common stock”) (collectively, “Replacement RSUs”) in lieu of cash settlement, at the Corporation’s election. No service or performance vesting terms were changed at the time of modification. All of our outstanding equity awards were probable of vesting and the change was accounted for as a Type I modification. Upon completion of the modification, all Replacement RSUs are equity classified due to the Corporation’s intent and ability to settle the awards in Class A common stock. Immediately after the cumulative catch-up and modification, the remaining unrecognized equity-based compensation expense of $197 million is expected to be recognized over an expected service period of approximately 2.0 years. The Corporation has 5.7 million Replacement RSUs vested and unsettled as well as 17.5 million Replacement RSUs unvested.

In addition, the Corporation granted stock options with a strike price equal to the IPO price to certain holders of MEPUs with distribution thresholds not fully satisfied at the time of modification. The stock options have service and/or performance conditions identical to the original MEPU conditions. At the time of grant, we recognized $4 million of expense for options that immediately vested and have $11 million of unrecognized equity-based compensation cost to be recognized over an expected service period of approximately 1.8 years. The Corporation has 0.5 million stock options vested but unexercised and 1.4 million stock options unvested with a strike price of $20.

NOTE 9: DEBT

Our long-term debt balance consisted of the following:

(in millions)	As of September 26, 2020	As of December 28, 2019
Long-term debt, net:
1st Lien USD Term Loan(1)	$3,004	$3,020
1st Lien Euro Term Loan(2)	1,242	1,200
2nd Lien USD Term Loan(3)	511	509
Long-term debt, net of unamortized discounts	$4,757	$4,729
Unamortized deferred financing costs	(15)	(17)
Current installments of long-term debt	(44)	(43)
Total	$4,698	$4,669

(1)	During the nine months ended September 26, 2020, the weighted average interest rate was 4.6%
(2)	During the nine months ended September 26, 2020, the weighted average interest rate was 3.5%
(3)	During the nine months ended September 26, 2020, the weighted average interest rate was 9.7%

Long-Term Debt

As of September 26, 2020, the material terms of our outstanding debt remain unchanged from those described in our consolidated financial statements as of December 28, 2019.

Subsequent to the IPO of McAfee Corp. in October 2020, we repaid all outstanding principal obligations with respect to our Second Lien Term loan of $525 million and paid $4 million of related accrued interest. We also recognized the remaining unamortized discount and unamortized deferred financing costs related to our Second Lien Term loan totaling $14 million in October 2020.

Revolving Credit Facility

In March 2020, we borrowed $300 million under the Revolving Credit Facility pursuant to the 1st Lien Credit Agreement (“Revolving Credit Facility”). The funds were borrowed for general corporate purposes due to seasonality in cash flow generation and as a precautionary measure in response to general market conditions. In June 2020, we repaid the Revolving Credit Facility in full and have no outstanding balance on the Revolving Credit Facility as of September 26, 2020. During the nine months ended September 26, 2020, the weighted average interest rate was 4.3%. As of September 26, 2020, we had a letter of credit of $4 million issued against the Revolving Credit Facility and $496 million of undrawn capacity under the Revolving Credit Facility. As of September 26, 2020, our commitment fee on the unused portion of the facility was 0.50%.

In October 2020, McAfee, LLC entered into an agreement to extend the maturity date of, and increased the amount available to us under, a portion of the commitments under the Revolving Credit Facility. As a result of this agreement, the Revolving Credit Facility consists of a $164 million tranche that will mature on September 29, 2022 and a $500 million tranche that will mature on September 29, 2024.

Debt Covenants and Restrictions

No event of default had occurred under any of our debt obligations as of September 26, 2020. We were not required to make any additional prepayments above the 0.25% per quarter amortization of the 1st Lien Term Loans during the nine months ended September 26, 2020.

NOTE 10: INCOME TAX

The tax provisions are largely comprised of withholding tax and non-U.S. income tax. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and may not accurately anticipate actual outcomes. Tax position recognition is a matter of judgment based on the individual facts and circumstances of our position evaluated in light of all available evidence. As of September 26, 2020 and December 28, 2019, we had uncertain tax positions, including interest and penalties, of $15 million and $27 million, respectively, primarily recorded within Other long-term liabilities on the condensed consolidated balance sheets. In the next 12 months, it is reasonably possible to have an audit closure or statute expirations in one of our foreign jurisdictions. We do not believe the amount to have a significant impact to our consolidated financial statements. A portion of income taxes and uncertain tax positions has been indemnified by Intel (Note 5).

During the first quarter of 2020, we concluded an analysis of the impact of recently enacted tax laws on us. As a result, we filed an election to treat one of our non-U.S. subsidiary entities as a corporation for U.S federal income tax purposes retroactively back to the first quarter of 2019. This election resulted in the recognition of an income tax benefit of $10 million in the three months ended March 28, 2020.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE SWAPS

Fair Value of Financial Instruments

For assets and liabilities that are measured using quoted prices in active markets (Level 1), total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, discounts or blockage factors. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities (Level 2), adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all remaining assets and liabilities, fair value is derived using other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques (Level 3) and not based on market exchange, dealer or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The fair value of our financial instruments are as follows:

(in millions)	Level 1	Level 2	Level 3
As of September 26, 2020
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 9)	$—	$(4,793)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(136)	$—
As of December 28, 2019
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 9)	$—	$(4,817)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(61)	$—

The fair value of the debt is based on third party quotations and is therefore classified as Level 2. The fair value of our derivative financial instruments, including interest rate swaps, are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as spot rates, foreign currency exchange rates, and the instrument’s term, notional amount and discount rate.

The fair values of our financial instruments included in Cash and cash equivalents, Accounts receivable, net, Other current assets, Accounts payable and other current liabilities on the condensed consolidated balance sheets approximate their carrying amounts due to their short maturities. We measure the fair value of money market accounts, included in Cash and cash equivalents on the condensed consolidated balance sheets, on a recurring basis and have classified them as Level 1 because the fair value is measured with quoted prices in active markets. These amounts have been excluded from the table.

There were no transfers of assets or liabilities between fair value measurement levels. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Interest Rate Swaps

We have multiple interest rate swaps in order to fix the LIBOR portion of our USD denominated variable rate borrowings (Note 9). As of September 26, 2020, the outstanding effective arrangements were as follows:

Notional Value (in millions)	Effective Date	Expiration Date	Fixed Rate
$225	January 29, 2018	January 29, 2021	2.33%
$250	January 29, 2018	January 29, 2022	2.41%
$275	January 29, 2018	January 29, 2023	2.48%
$275	January 29, 2018	January 29, 2023	2.49%
$475	March 29, 2019	March 29, 2024	2.40%
$750	March 4, 2020	September 29, 2024	2.07%
$250	March 29, 2020	March 29, 2024	0.93%
$225	January 29, 2021	January 29, 2024	0.42%

On March 2, 2020, we cancelled an existing interest rate swap with a notional value of $750 million and accepted an off-market fixed rate on a new interest rate swap to offset the cost of the fair value of the original swap. At the time of the cancellation, the original interest rate swap had a negative fair value of $37 million and was recorded in Accounts payable and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet. The liability associated with the original interest rate swap was incorporated into the fair value of the new interest rate swap.

The gross amounts of our interest rate swaps, which are subject to master netting arrangements, were as follows:

(in millions)	Gross amounts recognized	Gross amount offset in Balance Sheets	Net amounts presented in Balance Sheets
As of September 26, 2020
Accounts payable and other current liabilities	$(44)	$—	$(44)
Other long-term liabilities	(92)	—	(92)
As of December 28, 2019
Accounts payable and other current liabilities	$(19)	$—	$(19)
Other long-term liabilities	(42)	—	(42)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Adjustments to Accumulated other comprehensive income (loss), net, are as follow:

(in millions)	Gain (Loss) on Cash Flow Hedges	Pension and Postretirement Benefits Gain (Loss)	Accumulated Other Comprehensive Income (Loss), Net
As of June 27, 2020	$(142)	$(1)	$(143)
Other comprehensive income (loss) before reclassifications	(7)	—	(7)
Amounts reclassified from accumulated other comprehensive income (loss)	13	—	13
As of September 26, 2020	$(136)	$(1)	$(137)
As of June 29, 2019	$(61)	$—	$(61)
Other comprehensive income (loss) before reclassifications	(13)	—	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	1
As of September 28, 2019	$(73)	$—	$(73)

(in millions)	Gain (Loss) on Cash Flow Hedges	Pension and Postretirement Benefits Gain (Loss)	Accumulated Other Comprehensive Income (Loss), Net
As of December 28, 2019	$(61)	$(1)	$(62)
Other comprehensive loss before reclassifications	(102)	—	(102)
Amounts reclassified from accumulated other comprehensive income (loss)	27	—	27
As of September 26, 2020	$(136)	$(1)	$(137)
As of December 29, 2018	$2	$—	$2
Other comprehensive loss before reclassifications	(75)	—	(75)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
As of September 28, 2019	$(73)	$—	$(73)

NOTE 13: COMMITMENTS AND CONTINGENCIES

As of September 26, 2020, we have unconditional purchase obligations of $162 million that expire at various dates through 2025 and guarantees of $12 million that expire at various dates through 2028.

We are a party to various legal proceedings that have arisen in the ordinary course of our business. At present, we do not expect that any ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on our business, results of operations, financial condition or cash flows.

In the ordinary course of our business, we are subject to examination by taxing authorities for both direct and indirect taxes in many of the domestic and foreign jurisdictions in which we operate. We are unable to make a reasonably reliable estimate as to when or if settlements with taxing authorities may occur. However, we do not anticipate that the resolution of these tax matters or any events related thereto will have a material adverse effect on our business, results of operations, financial condition or cash flows.

NOTE 14: EARNINGS (LOSS) PER UNIT

	Three Months Ended		Nine Months Ended
(in millions except per unit data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$—	$(9)	$31	$(155)
Weighted average units outstanding - basic	379.3	377.0	378.4	376.4
Incremental units attributable to equity awards(1)	—	—	9.9	—
Weighted average units outstanding - diluted	379.3	377.0	388.3	376.4
Net income (loss) per unit, basic	$—	$(0.02)	$0.08	$(0.41)
Net income (loss) per unit, diluted	$—	$(0.02)	$0.08	$(0.41)

(1)

For the three months ended September 26, 2020 and September 28, 2019 and nine months ended September 26, 2020 and September 28, 2019 9.0 million, 10.3 million, zero, and 10.3 million units, respectively, were excluded from dilution. This consists of FTW RSUs that were excluded from dilution because their effects would have been anti-dilutive, and unvested MIUs outstanding that share in equity appreciation and future distributions above a return threshold that may impact earnings per unit in future periods.

NOTE 15: SUBSEQUENT EVENTS

In October 2020, the Corporation completed its IPO and consummated the following transactions.

The Reorganization Transactions

Reorganization

In connection with the closing of the IPO, the following Reorganization Transactions were consummated:

•	a new limited liability company operating agreement (“New LLC Agreement”) was adopted for the Company making the Corporation the sole managing member of the Company;
•

the Corporation’s certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock and Class B common stock and (ii) issue shares of Class B common stock to the holders of LLC Units following the IPO, other than Management Owners (as defined below), the Corporation and its subsidiaries, (“Continuing Owners”) and the members of the Company’s management who hold LLC Units following the closing of the offering or are to receive Class A common stock in satisfaction of the incentive awards, (“Management Owners”), on a one-to-one basis with the number of LLC Units they own (except that Management Owners will not receive shares of Class B common stock in connection with their exchange of Management Incentive Units (“MIUs”)), the exchange of which will be settled in shares of Class A Common Stock, for nominal consideration;

•

the Corporation (i) issued 126.3 million shares of its Class A common stock to certain of the Continuing Owners in exchange for their contribution of LLC units or the equity of certain other entities, which pursuant to the Reorganization Transactions, became its direct or indirect subsidiaries and (ii) will issue up to 5.7 million shares of its Class A common stock upon settlement of certain existing awards held by certain Management Owners, which were satisfied in connection with the Reorganization Transactions; and

•

the Corporation entered into (i) a tax receivable agreement with the TRA Beneficiaries and (ii) a stockholders agreement and a registration rights agreement with investment funds affiliated with or advised by TPG and Thoma Bravo, respectively, and Intel.

Exchange Mechanics

In connection with the IPO, the New LLC Agreement was adopted, allowing the Continuing LLC Owners (or certain permitted transferees), subject to certain restrictions, to exchange their LLC Units for shares of Class A common stock on a one-for-one basis (and cancels an equal number of shares of Class B common stock of the exchanging member), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions. The holders of MIUs also have the right, from time to time and subject to certain restrictions, to exchange their MIUs for LLC Units, which will then be immediately redeemed for shares of Class A Common Stock, based on the value of such MIUs relative to their applicable distribution threshold.

Consolidation

Subsequent to the Reorganization Transactions and IPO, the Corporation is a holding company, and its sole material asset held directly or through wholly-owned subsidiaries is its equity interest in FTW. After the Reorganization Transactions, the Corporation, as the sole managing member of FTW, exclusively operates and controls the business and affairs of FTW and will then consolidate FTW, with FTW considered the predecessor for accounting purposes. As the Continuing LLC Owners control both the Corporation and FTW, before and after the Reorganization Transactions, The Reorganization Transactions will be accounted for as a reorganization of entities under common control. Following the Reorganization Transactions, the consolidated financial statements of the Corporation will recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of FTW.

The Corporation will report a noncontrolling interest related to the LLC Units held by the Continuing LLC Owners. The decision whether to tender LLC Units to FTW will be made solely at the discretion of the Continuing LLC Owners. Accordingly, the LLC Units owned by the Continuing LLC Owners will be treated as redeemable noncontrolling interests as the holders have the option to exchange their LLC Units for cash or for shares of the Corporation’s Class A common stock.

Income Taxes and Tax Receivable Agreement

The Corporation is subject to U.S. federal and state income taxes and will file consolidated income tax returns for U.S. federal and certain state jurisdictions and is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to its allocable share of any net taxable income of FTW following the Reorganization Transactions. FTW continues to be classified as a partnership for U.S. federal income tax purposes.

The contribution by the Continuing Owners to the Corporation of certain corporate entities in connection with the IPO (including the Reorganization Transactions) and future exchanges of LLC Units for shares of the Corporation’s Class A common stock are expected to produce or otherwise deliver to the Corporation favorable tax attributes that can reduce its taxable income. Prior to the completion of the IPO, the Corporation entered into a tax receivable agreement, under which generally will require it to pay to the TRA Beneficiaries 85% of the applicable cash savings, if any, in U.S. federal, state, and local income tax that the Corporation actually realizes or, in certain circumstances, is deemed to realize as a result of (i) all or a portion of the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) and tax basis adjustments in the assets of FTW (and its subsidiaries) as a result of sales or exchanges of LLC Units after the IPO, (iii) certain tax attributes of the corporations acquired by McAfee Corp. in connection with the Reorganization Transactions (including their allocable share of existing tax basis in the assets of FTW (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation generally will retain the benefit of the remaining 15% of the applicable tax savings.

Pursuant to the exchange mechanics described above, the Corporation may be required to acquire LLC Units of FTW from the holders for shares of the Corporation’s Class A common stock. An exchange of LLC Units is treated as a purchase of the LLC Units for U.S. federal income tax purposes. FTW and certain of its subsidiaries are treated as a partnership for U.S. federal income tax purposes and through which FTW owns its interests in the assets of the McAfee business has or will have an election under Section 754 of the Internal Revenue Code of 1986 in effect for taxable years in which sales or exchanges of LLC Units occur. Pursuant to the Section 754 election, sales of LLC Units result in an increase in the tax basis of tangible and intangible assets of FTW and certain of its subsidiaries. When the Corporation acquires LLC Units from the Continuing LLC Owners, both the existing basis for certain assets and the anticipated basis adjustments will increase depreciation and amortization deductions allocable to the Corporation for tax purposes from FTW, and therefore reduce the amount of income tax the Corporation would otherwise be required to pay in the future to various tax authorities. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of FTW and its subsidiaries to the extent increased tax basis is allocated to those capital assets.

Stockholders Agreement

In connection with the IPO, the Corporation entered into a stockholders agreement with investment funds affiliated with TPG, Thoma Bravo, Intel, and certain other stockholders. Under the stockholders agreement, the Corporation is required to take all necessary action to cause the board of directors and its committees to include director candidates designated by TPG and Intel in the slate of director nominees recommended by the board of directors for election by the Corporation’s stockholders. Pursuant to the stockholders agreement, TPG, Intel, and Thoma Bravo also agreed to certain standstill provisions pursuant to which each is restricted from, among other things, acquiring the Corporation’s securities if that would result in it owning more than 49% of the Corporation’s outstanding voting power without the Corporation’s consent.

Registration Rights Agreement

The Corporation entered into a registration rights agreement with TPG, Thoma Bravo, Intel, certain other stockholders, and the Corporation’s Chief Executive Officer in connection with the IPO. The registration rights agreement provides TPG, Thoma Bravo, and Intel certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, TPG, Thoma Bravo, and Intel can require the Corporation to register under the Securities Act shares of Class A common stock, including shares issuable to them upon exchange of their equity ownership in FTW.

The IPO

In connection with the completion of the IPO, the Corporation issued 31.0 million Class A common stock to the purchasers in the IPO. The Corporation used the net proceeds to purchase (directly or indirectly through shares of subsidiaries) (i) newly issued LLC Units from FTW and (ii) 1.7 million issued and outstanding LLC Units and an equal number of shares of Class B common stock from certain Continuing LLC Owners at a purchase price per unit equal to the IPO price of Class A common stock, less underwriting discounts and commissions. The Corporation purchased 29.3 million newly issued LLC Units from FTW at a price per unit equal to the public offering price, less underwriting discounts and commissions, an aggregate of $553 million, collectively representing 6.8% of the FTW’s outstanding LLC Units. FTW used the proceeds contributed to it to repay all of its outstanding principal obligations with respect to its Second Lien Term Loan in an amount of $525 million and made a payment of $22 million due upon termination of its Management Services Agreement. FTW will incur or reimburse the Corporation. for all of the expenses of the IPO. Following the IPO, the Corporation holds (directly or indirectly through subsidiaries) 157.3 million LLC Units that is equal to the number of shares of Class A common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As a global leader and trusted brand in cybersecurity for over 30 years, McAfee protects millions of consumers and many of the world’s largest government and enterprise clients with one of the industry’s most comprehensive cybersecurity portfolios. Our award-winning products offer individuals and families protection for their digital lives. We meet the cyber security needs of consumers wherever they are, with solutions for device security, privacy and safe WiFi, online protection, and identity protection, among others. Virtually anywhere consumers purchase connected devices or related services, such as mobile or internet, McAfee is available. For enterprises and governments, we protect data and defend against threats from device to cloud in complex, heterogeneous IT environments, supporting advanced cybersecurity infrastructures with threat insights gathered from over one billion sensors across McAfee’s global footprint in multiple domains (device, network, gateway and cloud). Our mission is to protect all things that matter through leading-edge cybersecurity.

Our consumer-focused products protect over 600 million devices. Our Personal Protection Service provides holistic digital protection of the individual and family wherever they go under our Total Protection and LiveSafe brands. We achieve this by integrating the following solutions and capabilities within our Personal Protection Service:

•

Device Security, which includes our Anti-Malware Software and Secure Home Platform products, keeps over 600 million consumer devices, including mobile and home-use, protected from viruses, ransomware, malware, spyware, and phishing.

•

Online Privacy and Comprehensive Internet Security, which includes our Safe Connect VPN, TunnelBear, and WebAdvisor products, help make Wi-Fi connections safe with our bank-grade AES 256-bit encryption, keeping personal data protected while keeping IP addresses and physical locations private.

•

Identity Protection, which includes our Identity Theft Protection and Password Manager products, searches over 600,000 online black markets for compromised personally identifiable information, helping consumers take action to prevent fraud.

Our go-to-market engine consists of a digitally-led omnichannel approach to reach the consumer at crucial moments in their purchase lifecycle including direct to consumer online sales, acquisition through trial pre-loads on PC OEM devices, and other indirect modes via additional partners such as mobile providers, ISPs, electronics retailers, ecommerce sites, and search providers. We have longstanding exclusive partnerships with many of the leading PC OEMs and continue to expand our presence with mobile service providers and ISPs as the demand for mobile security protection increases. Through these relationships, our consumer security software is pre-installed on devices on either a trial basis until conversion to a paid subscription, which is enabled by a thoughtfully tailored renewal process that fits the customer’s journey, or through a live version that can be purchased directly through the OEMs’ website. Our consumer go-to-market channel also consists of partners including some of the largest electronics retailers and ISPs globally.

For enterprises and governments, we offer one of the industry’s broadest and deepest cybersecurity portfolios. MVISION Device, our next generation endpoint solutions offer comprehensive threat detection and data protection for both modern and legacy devices, such as traditional endpoints, mobile and fixed-function systems. Our MVISION cloud solutions protect data from device to cloud, prevent web-based and cloud-native threats, and help customers to accelerate their application delivery while improving governance, compliance and security. Our MVISION Security Services offers a suite of products aimed at data loss prevention, policy management orchestration, threat prevention, analytics and intelligence.

Our Enterprise products protect many of the largest governments and enterprises around the world. Our internal sales teams work with our channel partners to position our solutions and secure a stronger foothold in customer accounts. Our key accounts are serviced directly by our field sales teams. These teams are focused on driving customer outcomes to increase the perceived value of our solutions and secure cross-sell and upsell opportunities from existing customers. Mid-market accounts are primarily serviced through a global inside sales engine.

Our Consumer and Enterprise net revenues are derived from the sale of software subscriptions, perpetual licenses, hardware, support and maintenance, professional services, royalty agreements or a combination of these items, primarily through our indirect relationships with our partners or direct relationships with end customers through our own sales force.

Fiscal Calendar

We maintain a 52- or 53-week fiscal year that ends on the last Saturday in December. The year ending December 26, 2020 is a 52-week year starting on December 29, 2019. These condensed consolidated financial statements are presented as of September 26, 2020, and December 28, 2019 and for the three and nine months ended September 26, 2020 and three and nine months ended September 28, 2019. Three and nine months ended September 26, 2020 consisted of 13 and 39 weeks, respectively, whereas the three and nine months ended September 28, 2019 consisted of 13 and 39 weeks, respectively.

Key Operating Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, measure our performance, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business, but should not be considered in isolation or as a substitute for GAAP. Certain judgments and estimates are inherent in our processes to calculate these metrics.

Consumer Segment

We define Core Direct to Consumer Customers as active subscribers whose transaction for a subscription is directly with McAfee. These customers include those who (i) transact with us directly through McAfee web properties, (ii) are converted during or after the trial period of the McAfee product preinstalled on their new PC purchase, or (iii) are channel led subscribers who are converted to Core Direct to Consumer Customers after expiration of their subscription of our product initially purchased through our retail/ecommerce partners or who purchased a McAfee subscription from us through our retail or PC-OEM partners.

We define Monthly Average Revenue Per Customer (“ARPC”) as monthly subscription net revenue from transactions directly between McAfee and Core Direct to Consumer Customers, divided by average Core to Direct Consumer Customers from the same period. ARPC can be impacted by price, mix of products, and change between periods in Core Direct to Consumer Customer count. We believe that ARPC allows us to understand the value of our solutions to the portion of our customer base transacting directly with us.

We define Trailing Twelve Months (“TTM”) Dollar Based Retention – Core Direct to Consumer Customers as the annual contract value of Core Direct to Consumer Customer subscriptions that were renewed in the trailing twelve months divided by the annual contract value for Core Direct to Consumer Customers subscriptions that were up for renewal in the same period. We monitor TTM Dollar Based Retention for the Consumer segment as an important measure of the value we retain of our existing Core Direct to Consumer Customer base and as a measure of the effectiveness of the strategies we deploy to improve those rates over time.

	As of September 26, 2020	As of September 28, 2019
Core Direct to Consumer Customers (in millions)	17.3	14.9
Monthly ARPC	$5.98	$6.04
TTM Dollar Based Retention - Core Direct to Consumer Customers	99.7%	95.5%

Enterprise Segment

We define Core Enterprise Customers as any customer with an annualized contract value greater than $100,000 that has an active entitlement at any point during the last quarter of the period. For purposes of defining Core Enterprise Customers, annualized contract value excludes any customers who only purchased end of life products, which are products that have been discontinued after the relevant contract was entered. Core Enterprise Customers generally account for approximately 80% or greater of our total Enterprise revenues.

	As of September 26, 2020	As of September 28, 2019
Core Enterprise Customers	1,525	1,567

Non-GAAP Financial Measures

We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including  billings, adjusted operating income, adjusted operating income margin, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income margin, and free cash flow and ratios based on these financial measures.

Billings

We define billings as net revenue plus the change in deferred revenue from the beginning to the end of the period, excluding the impact of deferred revenue assumed through acquisitions during the period. We view billings as a key metric, as it includes changes in our deferred revenue during the period, which is an important indicator of future trends and is a significant percentage of future revenue.

Total Company

The following table presents a reconciliation of our billings to our GAAP net revenue as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue	$728	$662	$2,129	$1,953
Add: Deferred revenue, end of period	2,266	2,128	2,266	2,128
Less: Deferred revenue, beginning of period	(2,265)	(2,119)	(2,292)	(2,107)
Billings	$729	$671	$2,103	$1,974

Consumer Segment

The following table presents a reconciliation of our Consumer billings to our GAAP Consumer net revenue as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue — Consumer	$395	$322	$1,132	$956
Add: Deferred revenue, end of period	861	736	861	736
Less: Deferred revenue, beginning of period	(851)	(731)	(778)	(688)
Billings — Consumer	$405	$327	$1,215	$1,004

Enterprise Segment

The following table presents a reconciliation of our Enterprise billings to our GAAP Enterprise net revenue as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue — Enterprise	$333	$340	$997	$997
Add: Deferred revenue, end of period	1,405	1,392	1,405	1,392
Less: Deferred revenue, beginning of period	(1,414)	(1,388)	(1,514)	(1,419)
Billings — Enterprise	$324	$344	$888	$970

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA and Adjusted EBITDA Margin

We regularly monitor adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin to assess our operating performance. We define adjusted operating income for the total Company as net income (loss), excluding the impact of amortization of intangible assets, equity-based compensation expense, interest expense and other, net, provision for income tax expense, foreign exchange (gain) loss, net, and other costs that we do not believe are reflective of our ongoing operations. We define adjusted operating income for our Consumer and Enterprise segments as segment operating income (loss), excluding the impact of amortization of intangible assets, equity-based compensation expense and other costs attributable to the segment that we do not believe are reflective of the segment’s ongoing operations. We present this reconciliation of adjusted operating income (loss) to operating income for Consumer and Enterprise segments because operating income (loss) is the primary measure of profitability used to assess segment performance and is therefore the most directly comparable GAAP financial measure for our operating segments. Adjusted operating income margin is calculated as adjusted operating income divided by net revenue. We define adjusted EBITDA as adjusted operating income, excluding the impact of depreciation expense and other non-operating costs. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by net revenue. We believe presenting adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparisons of operations, as it eliminates the effects of certain variations unrelated to our overall performance. Adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted operating income and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted operating income and adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	adjusted operating income and adjusted EBITDA do not reflect income tax payments that may represent a reduction in cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted operating income and adjusted EBITDA differently, which reduce their usefulness as comparative measures.

Because of these limitations, you should consider adjusted operating income and adjusted EBITDA alongside other financial performance measures, including operating income (loss), net income (loss) and our other GAAP results. In evaluating adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by the types of items excluded from the calculation of adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin. Adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin are not presentations made in accordance with GAAP and the use of these terms vary from other companies in our industry.

Total Company

The following table presents a reconciliation of our adjusted operating income and adjusted EBITDA to our net income (loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$—	$(9)	$31	$(155)
Add: Amortization	107	116	330	353
Add: Equity-based compensation	6	7	25	19
Add: Cash in lieu of equity awards(1)	1	4	6	15
Add: Acquisition and integration costs(2)	2	6	6	18
Add: Restructuring and transition(3)	—	(1)	9	14
Add: Management fees(4)	2	2	6	6
Add: Implementation costs of adopting ASC Topic 606	—	—	—	4
Add: Transformation initiatives(5)	7	8	17	19
Add: Executive severance(6)	—	—	4	—
Add: Interest expense and other, net	73	76	223	219
Add: Provision for income tax expense	12	29	25	68
Add: Foreign exchange loss (gain), net	43	(43)	49	(44)
Adjusted operating income	253	195	731	536
Add: Depreciation	13	15	42	47
Less: Other expense	(1)	—	(1)	—
Adjusted EBITDA	$265	$210	$772	$583
Net revenue	$728	$662	$2,129	$1,953
Net income (loss) margin	—	(1.4)%	1.5%	(7.9)%
Adjusted operating income margin	34.8%	29.5%	34.3%	27.4%
Adjusted EBITDA margin	36.4%	31.7%	36.3%	29.9%

(1)

As a result of the Sponsor Acquisition, cash awards were provided to certain employees who held Intel equity awards in lieu of equity in Foundation Technology Worldwide LLC. In addition, as a result of the Skyhigh acquisition, cash awards were provided to certain employees who held Skyhigh equity awards in lieu of equity in Foundation Technology Worldwide LLC and vest over multiple periods based on employee service requirements. As these rollover awards reflect one-time grants to former employees of the Predecessor Business and Skyhigh Networks in connection with these transactions, and the Company does not have a comparable cash-based compensation plan or program in existence, we believe this expense is not reflective of our ongoing results.

(2)

Represents both direct and incremental costs in connection with business acquisitions, including acquisition consideration structured as cash retention, third party professional fees, and other integration costs.

(3)

Represents both direct and incremental costs associated with our separation from Intel, including standing up our back office and costs to execute strategic restructuring events, including third-party professional fees and services, transition services provided by Intel, severance, and facility restructuring costs.

(4)

Represents management fees paid to certain affiliates of our Sponsors and Intel pursuant to the Management Services Agreement. The Management Services Agreement has been terminated subsequent to the IPO and we paid a one-time fee of $22 million to such parties in October 2020.

(5)

Represents costs incurred in connection with transformation of the business post-Intel separation. Also includes the cost of workforce restructurings involving both eliminations of positions and relocations to lower cost locations in connection with MAP and other transformational initiatives, strategic initiatives to improve customer retention, activation to pay and cost synergies, inclusive of duplicative run rate costs related to facilities and data center rationalization.

(6)	Represents severance to be paid for executive terminations not associated with a strategic restructuring event.

Consumer Segment

The following table presents a reconciliation of our Consumer adjusted operating income and Consumer adjusted EBITDA to our Consumer operating income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating income — Consumer	$106	$71	$307	$198
Add: Amortization	63	63	188	191
Add: Equity-based compensation	2	1	11	3
Add: Cash in lieu of equity awards(1)	—	—	—	1
Add: Acquisition and integration costs(2)	2	2	6	6
Add: Restructuring and transition(3)	—	—	1	2
Add: Management fees(4)	1	—	1	1
Add: Implementation costs of adopting ASC Topic 606	—	—	—	1
Add: Transformation initiatives(5)	3	2	4	3
Add: Executive severance(6)	—	—	1	—
Adjusted operating income — Consumer	177	139	519	406
Add: Depreciation	4	5	15	17
Adjusted EBITDA — Consumer	$181	$144	$534	$423
Net revenue — Consumer	$395	$322	$1,132	$956
Operating income margin — Consumer	26.8%	22.0%	27.1%	20.7%
Adjusted operating income margin — Consumer	44.8%	43.2%	45.8%	42.5%
Adjusted EBITDA margin — Consumer	45.8%	44.7%	47.2%	44.2%

(1)

As a result of the Sponsor Acquisition, cash awards were provided to certain employees who held Intel equity awards in lieu of equity in Foundation Technology Worldwide LLC. In addition, as a result of the Skyhigh acquisition, cash awards were provided to certain employees who held Skyhigh equity awards in lieu of equity in Foundation Technology Worldwide LLC and vest over multiple periods based on employee service requirements. As these rollover awards reflect one-time grants to former employees of the Predecessor Business and Skyhigh Networks in connection with these transactions, and the Company does not have a comparable cash-based compensation plan or program in existence, we believe this expense is not reflective of our ongoing results.

(2)

Represents both direct and incremental costs in connection with business acquisitions, including acquisition consideration structured as cash retention, third party professional fees, and other integration costs.

(3)

Represents both direct and incremental costs associated with our separation from Intel, including standing up our back office and costs to execute strategic restructuring events, including third-party professional fees and services, transition services provided by Intel, severance, and facility restructuring costs.

(4)

Represents management fees paid to certain affiliates of our Sponsors and Intel pursuant to the Management Services Agreement. The Management Services Agreement has been terminated subsequent to the IPO and we paid a one-time fee of $22 million to such parties in October 2020.

(5)

Represents costs incurred in connection with transformation of the business post-Intel separation. Also includes the cost of workforce restructurings involving both eliminations of positions and relocations to lower cost locations in connection with MAP and other transformational initiatives, strategic initiatives to improve customer retention, activation to pay and cost synergies, inclusive of duplicative run rate costs related to facilities and data center rationalization.

(6)	Represents severance to be paid for executive terminations not associated with a strategic restructuring event.

Enterprise Segment

The following table presents a reconciliation of our Enterprise adjusted operating income and Enterprise adjusted EBITDA to our Enterprise operating income (loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating income (loss) — Enterprise	$22	$(18)	$21	$(110)
Add: Amortization	44	53	142	162
Add: Equity-based compensation	4	6	14	16
Add: Cash in lieu of equity awards(1)	1	4	6	14
Add: Acquisition and integration costs(2)	—	4	—	12
Add: Restructuring and transition(3)	—	(1)	8	12
Add: Management fees(4)	1	2	5	5
Add: Implementation costs of adopting ASC Topic 606	—	—	—	3
Add: Transformation initiatives(5)	4	6	13	16
Add: Executive severance(6)	—	—	3	—
Adjusted operating income — Enterprise	76	56	212	130
Add: Depreciation	9	10	27	30
Less: Other expense	(1)	—	(1)	—
Adjusted EBITDA — Enterprise	$84	$66	$238	$160
Net revenue — Enterprise	$333	$340	$997	$997
Operating income (loss) margin — Enterprise	6.6%	(5.3)%	2.1%	(11.0)%
Adjusted operating income margin — Enterprise	22.8%	16.5%	21.3%	13.0%
Adjusted EBITDA margin — Enterprise	25.2%	19.4%	23.9%	16.0%

(1)

As a result of the Sponsor Acquisition, cash awards were provided to certain employees who held Intel equity awards in lieu of equity in Foundation Technology Worldwide LLC. In addition, as a result of the Skyhigh acquisition, cash awards were provided to certain employees who held Skyhigh equity awards in lieu of equity in Foundation Technology Worldwide LLC and vest over multiple periods based on employee service requirements. As these rollover awards reflect one-time grants to former employees of the Predecessor Business and Skyhigh Networks in connection with these transactions, and the Company does not have a comparable cash-based compensation plan or program in existence, we believe this expense is not reflective of our ongoing results.

(2)

Represents both direct and incremental costs in connection with business acquisitions, including acquisition consideration structured as cash retention, third party professional fees, and other integration costs.

(3)

Represents both direct and incremental costs associated with our separation from Intel, including standing up our back office and costs to execute strategic restructuring events, including third-party professional fees and services, transition services provided by Intel, severance, and facility restructuring costs.

(4)

Represents management fees paid to certain affiliates of our Sponsors and Intel pursuant to the Management Services Agreement. The Management Services Agreement has been terminated subsequent to the IPO and we paid a one-time fee of $22 million to such parties in October 2020.

(5)

Represents costs incurred in connection with transformation of the business post-Intel separation. Also includes the cost of workforce restructurings involving both eliminations of positions and relocations to lower cost locations in connection with MAP and other transformational initiatives, strategic initiatives to improve customer retention, activation to pay and cost synergies, inclusive of duplicative run rate costs related to facilities and data center rationalization.

(6)	Represents severance to be paid for executive terminations not associated with a strategic restructuring event.

Adjusted Net Income and Adjusted Net Income Margin

We regularly monitor adjusted net income, and adjusted net income margin to assess our operating performance. We define adjusted net income as net income (loss), excluding the impact of amortization of intangible assets, amortization of debt issuance costs, equity-based compensation expense, other costs, and certain non-recurring tax benefits and expenses that we do not believe to be reflective of our ongoing operations and the tax impact of these adjustments. Adjusted net income margin is calculated as adjusted net income divided by net revenue. Adjusted net income and adjusted net income margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although amortization is non-cash charge, the assets being amortized may have to be replaced in the future, and adjusted net income does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;
•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduce its usefulness as comparative measures.

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including net income (loss) and our other GAAP results. In evaluating adjusted net income and adjusted net income margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted net income and adjusted net income margin should not be construed as an inference that our future results will be unaffected by the types of items excluded from the calculation of adjusted net income and adjusted net income margin. Adjusted net income and adjusted net income margin are not presentations made in accordance with GAAP and the use of these terms vary from other companies in our industry.

The following table presents a reconciliation of our adjusted net income to our net income (loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$—	$(9)	$31	$(155)
Add: Amortization of debt discount and issuance costs	5	5	14	13
Add: Amortization	107	116	330	353
Add: Equity-based compensation	6	7	25	19
Add: Cash in lieu of equity awards(1)	1	4	6	15
Add: Acquisition and integration costs(2)	2	6	6	18
Add: Restructuring and transition(3)	—	(1)	9	14
Add: Management fees(4)	2	2	6	6
Add: Implementation costs of adopting ASC Topic 606	—	—	—	4
Add: Transformation initiatives(5)	7	8	17	19
Add: Executive severance(6)	—	—	4	—
Add: Adjustment to provision for income taxes(7)	(1)	11	(16)	6
Adjusted net income	$129	$149	$432	$312
Net revenue	$728	$662	$2,129	$1,953
Net income (loss) margin	—	(1.4)%	1.5%	(7.9)%
Adjusted net income margin	17.7%	22.5%	20.3%	16.0%

(1)

As a result of the Sponsor Acquisition, cash awards were provided to certain employees who held Intel equity awards in lieu of equity in Foundation Technology Worldwide LLC. In addition, as a result of the Skyhigh acquisition, cash awards were provided to certain employees who held Skyhigh equity awards in lieu of equity in Foundation Technology Worldwide LLC and vest over multiple periods based on employee service requirements. As these rollover awards reflect one-time grants to former employees of the Predecessor Business and Skyhigh Networks in connection with these transactions, and the Company does not have a comparable cash-based compensation plan or program in existence, we believe this expense is not reflective of our ongoing results.

(2)

Represents both direct and incremental costs in connection with business acquisitions, including acquisition consideration structured as cash retention, third party professional fees, and other integration costs.

(3)

Represents both direct and incremental costs associated with our separation from Intel, including standing up our back office and costs to execute strategic restructuring events, including third-party professional fees and services, transition services provided by Intel, severance, and facility restructuring costs.

(4)

Represents management fees paid to certain affiliates of our Sponsors and Intel pursuant to the Management Services Agreement. The Management Services Agreement has been terminated subsequent to the IPO and we paid a one-time fee of $22 million to such parties in October 2020.

(5)

Represents costs incurred in connection with transformation of the business post-Intel separation. Also includes the cost of workforce restructurings involving both eliminations of positions and relocations to lower cost locations in connection with MAP and other transformational initiatives, strategic initiatives to improve customer retention, activation to pay and cost synergies, inclusive of duplicative run rate costs related to facilities and data center rationalization.

(6)	Represents severance to be paid for executive terminations not associated with a strategic restructuring event.
(7)

Represents the tax impact of all of the above adjustments, as well as excluding the non-recurring tax benefits and expenses related to changes resulting from tax legislation, the assessment or resolution of tax audits or other significant events.

Free Cash Flow

We define free cash flow as net cash provided by operating activities less capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet.

The following table presents a reconciliation of our free cash flow to our net cash provided by operating activities for the periods presented:

	Nine Months Ended September 26, 2020	Nine Months Ended September 28, 2019
Net cash provided by operating activities	$464	$285
Less: Capital expenditures(1)	(35)	(40)
Free cash flow(2)	$429	$245

(1)	Capital expenditures includes payments for property and equipment and capitalized labor costs incurred in connection with certain software development activities.
(2)	Free cash flow includes $210 million and $209 million, in cash interest payments for the nine months ended September 26, 2020 and September 28, 2019, respectively.

Composition of Revenues, Expenses, and Cash Flows

Net Revenue

We derive substantially all of our revenue from the sale of software subscriptions, including both on-premises and those hosted in the cloud, support and maintenance, perpetual licenses and hardware, professional services, royalty agreements or a combination of these items, primarily through our indirect relationships with our partners or direct relationships with end customers through our own sales force and website. We have various marketing programs with certain business partners who we consider customers and reduce revenue by the cash consideration given to these partners.

As discussed further in “—Critical Accounting Policies and Use of Estimates—Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC on October 23, 2020 pursuant to Rule 424(b) under the Securities Act, revenue is recognized as control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the promised goods or services.

Certain of our perpetual software licenses or hardware with integrated software are not distinct from their accompanying maintenance and support, as they are dependent upon regular threat updates. Revenue for these products is recognized over time as control is transferred to the customer. These contracts typically contain a renewal option that we have concluded creates a material right for our customer. The license, and the corresponding material right performance obligation, are recognized over time, as control is transferred to the customer over the term of the technology constrained customer life.

Additionally, certain of our perpetual software licenses, hardware appliances, or hardware with integrated software provide a benefit to the customer that is separable from the related support as they are not dependent upon regular threat updates. Revenue for these products is recognized at a point in time when control is transferred to our customers, generally at shipment. The related maintenance and support represent a separate performance obligation and the associated transaction price allocated to it is recognized over time as control is transferred to the customer. The nature of our promise to the customer to provide our subscriptions and time-based software licenses and related support and maintenance is to stand ready to provide protection for a specified or indefinite period of time.

The nature of our promise to the customer to provide our subscriptions and time-based software licenses and related support and maintenance is to stand ready to provide protection for a specified or indefinite period of time. Maintenance and support in these cases are typically not distinct performance obligations as the licenses are dependent upon regular threat updates to the customer. Instead the maintenance and support is combined with a software license to create a single performance obligation. We typically satisfy these performance obligations over time, as control is transferred to the customer as the services are provided.

Revenue for professional services that are a separate and distinct performance obligations is recognized as services are provided to the customer.

Net revenue for our Consumer segment has grown at a greater rate than net revenue for our Enterprise segment in recent periods and, after excluding the impact of purchase accounting adjustments required under GAAP, Enterprise net revenue declined in recent periods. As we continue to execute on the reorientation of our Enterprise business, we expect our Enterprise net revenue to continue to decline in the near term, and we expect the performance of our Consumer segment to continue to have a greater impact on our consolidated Company performance, including our consolidated net revenue.

Cost of Sales

Our total cost of sales includes the costs of providing delivery (i.e., hosting), support, training, and consulting services, which include salaries and benefits for employees and fees related to third parties and professional service subcontractors. These costs also include fees paid under revenue share arrangements, royalties paid to our strategic channel partners, amortization of certain intangibles, the cost of computer platforms, other hardware and embedded third-party components, and technologies for our hardware-based security products. We anticipate our total cost of sales to increase in absolute dollars as we grow our net revenue. Cost of sales as a percentage of net revenue may vary from period to period based on our investments in the business and the efficiencies we are able to realize going forward.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative, amortization of intangibles, and restructuring charges.

•

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits and costs associated with travel for sales and marketing personnel, advertising and marketing promotions including product placement fees and marketing development funds to our channel partners as well as allocated facilities and IT costs. See further discussion of accounting for commissions within “—Critical Accounting Policies and Use of Estimates—Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC on October 23, 2020 pursuant to Rule 424(b) under the Securities Act.

•

Research and Development. Research and development expenses consist primarily of salaries and benefits for our development staff and a portion of our technical support staff, contractors’ fees, and other costs associated with the enhancement of existing products and services and development of new products and services, as well as allocated facilities and IT costs.

•

General and Administrative. General and administrative expenses consist primarily of salaries and benefits and other expenses for our executive, finance, human resources, and legal organizations. In addition, general and administrative expenses include outside legal, accounting, and other professional fees, and an allocated portion of facilities and IT costs. Following the completion of the IPO, we expect to incur additional expenses as a result of operating as a public company.

•

Amortization of Intangibles. Amortization of intangibles includes the amortization of customer relationships and other assets associated with our acquisitions, including the Manta’s purchase from Intel of a majority interest in the Company in April 2017, (“Sponsor Acquisition”).

•	Restructuring Charges. Restructuring charges consists primarily of costs associated with employee severance and facility restructuring charges related to realignment of our workforce.

Interest Expense and Other, Net

Interest expense and other, net primarily relates to interest expense on our outstanding indebtedness to third parties.

Foreign Exchange Gain (Loss), Net

Foreign exchange gain (loss), net is primarily attributable to realized and unrealized gains or losses on non-U.S. Dollar denominated balances, primarily long-term debt and cash, and transactions.

Provision for Income Tax

The provision for income taxes primarily reflects withholding taxes and income taxes in foreign jurisdictions. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in future periods. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and may not accurately anticipate actual outcomes.

Results of Operations

The following tables set forth the consolidated statements of operations in dollar amounts and as a percentage of our total revenue for the periods indicated. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue	$728	$662	$2,129	$1,953
Cost of sales	209	203	619	632
Gross profit	519	459	1,510	1,321
Operating expenses:
Sales and marketing	186	184	534	567
Research and development	88	96	274	289
General and administrative	62	72	200	195
Amortization of intangibles	55	55	165	168
Restructuring charges	—	(1)	9	14
Total operating expenses	391	406	1,182	1,233
Operating income	128	53	328	88
Interest expense and other, net	(73)	(76)	(223)	(219)
Foreign exchange gain (loss), net	(43)	43	(49)	44
Income (loss) before income taxes	12	20	56	(87)
Provision for income tax expense	12	29	25	68
Net income (loss)	$—	$(9)	$31	$(155)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	28.7%	30.7%	29.1%	32.4%
Gross profit	71.3%	69.3%	70.9%	67.6%
Operating expenses:
Sales and marketing	25.5%	27.8%	25.1%	29.0%
Research and development	12.1%	14.5%	12.9%	14.8%
General and administrative	8.5%	10.9%	9.4%	10.0%
Amortization of intangibles	7.6%	8.3%	7.8%	8.6%
Restructuring charges	—	(0.2)%	0.4%	0.7%
Total operating expenses	53.7%	61.3%	55.5%	63.1%
Operating income	17.6%	8.0%	15.4%	4.5%
Interest expense and other, net	(10.0)%	(11.5)%	(10.5)%	(11.2)%
Foreign exchange gain (loss), net	(5.9)%	6.5%	(2.3)%	2.3%
Income (loss) before income taxes	1.6%	3.0%	2.6%	(4.5)%
Provision for income tax expense	1.6%	4.4%	1.2%	3.5%
Net income (loss)	—	(1.4)%	1.5%	(7.9)%

Net Revenue

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 26, 2020	September 28, 2019	Dollars	Percent	September 26, 2020	September 28, 2019	Dollars	Percent
Net revenue by segment:
Consumer	$395	$322	$73	22.7%	$1,132	$956	$176	18.4%
Enterprise	333	340	(7)	(2.1)%	997	997	—	—
Total net revenue	$728	$662	$66	10.0%	$2,129	$1,953	$176	9.0%

Net revenue increased $66 million, or 10.0%, from $662 million for the three months ended September 28, 2019 to $728 million for the three months ended September 26, 2020. The increase was primarily driven by increases in net revenue for our Consumer  segment due to (i) growth in Core Direct to Consumer Customers, (ii) increases in TTM Dollar Based Retention - Core Direct to Consumer Customers, (iii) growth in Mobile and Internet Service Provider business, and (iv) increases in secure search revenue. These increases were partially offset by a decrease in revenue in our Enterprise segment.

Net revenue increased $176 million, or 9.0%, from $1,953 million for nine months ended September 28, 2019 to $2,129 million for the nine months ended September 26, 2020. The increase was primarily attributable increases in net revenue for our Consumer segment from a  combination of (i) increases in APRC, (ii) higher Core Direct to Consumer Customer subscriber base from prior year, (iii) increase in TTM Dollar Based Retention – Core Direct to Consumer Customers, (iv) increased new subscribers from improvements in customer acquisition across channels combined with higher demand due to the accelerated shift to working from home as a result of the COVID-19 pandemic, (v) growth in our Mobile & Internet Service Provider channel, and (vi) increased secure search revenue.

Net Revenue – Consumer

Net revenue – Consumer increased $73 million, or 22.7%, from $322 million for the three months ended September 28, 2019 to $395 million for the three months ended September 26, 2020. The increase was primarily driven by (i) growth in Core Direct to Consumer Customers, (ii) increases in TTM Dollar Based Retention - Core Direct to Consumer Customers, (iii) growth in Mobile and Internet Service Provider business, and (iv) increases in secure search revenue.

Net revenue - Consumer increased $176 million, or 18.4%, from $956 million for nine months ended September 28, 2019 to $1,132 million for the nine months ended September 26, 2020. The increase was primarily attributable to a combination of (i) increases in APRC, (ii) higher Core Direct to Consumer Customer subscriber base from prior year, (iii) increase in TTM Dollar Based Retention – Core Direct to Consumer Customers, (iv) increased new subscribers from improvements in customer acquisition across channels combined with higher demand due to the accelerated shift to working from home as a result of the COVID-19 pandemic, (v) growth in our Mobile & Internet Service Provider channel, and (vi) increased in secure search revenue.

Net Revenue – Enterprise

Net revenue – Enterprise decreased $7 million, or 2.1%, from $340 million for the three months ended September 28, 2019 to $333 million for the three months ended September 26, 2020. The decrease was primarily driven by a $16 million decrease due to lower year on year billings over the prior 12 months due to the continued reorientation of our Enterprise business, partially offset by a $9 million increase due to reduced impact of purchase accounting adjustments primarily relating to the Sponsor Acquisition.

Net revenue - Enterprise for nine months ended September 28, 2019 was unchanged compared to the amount for the nine months ended September 26, 2020. The net revenue included a $31 million increase due to a reduced impact of purchase accounting adjustments primarily relating to the Sponsor Acquisition, offset by a $31 million decrease in Enterprise revenue due to lower year on year billings over the prior 12 months due to the continued reorientation of our Enterprise business.

Cost of Sales

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 26, 2020	September 28, 2019	Dollars	Percent	September 26, 2020	September 28, 2019	Dollars	Percent
Cost of sales	$209	$203	$6	3.0%	$619	$632	$(13)	(2.1)%
Gross profit margin	71.3%	69.3%			70.9%	67.6%

Cost of sales increased $6 million, or 3.0%, from $203 million for the three months ended September 28, 2019 to $209 million for the three months ended September 26, 2020. The increase in cost of sales was primarily attributable to a $14 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base, partially offset by a $9 million decrease in amortization expense resulting from certain assets recorded at the Sponsor Acquisition becoming fully amortized.

Cost of sales decreased $13 million, or 2.1%, from $632 million for the nine months ended September 28, 2019 to $619 million for the nine months ended September 26, 2020. The decrease in cost of sales was primarily attributable to (i) a $21 million decrease in amortization expense resulting from certain assets recorded at the Sponsor Acquisition becoming fully amortized and (ii) an $11 million decrease in employee expenses primarily due to reduction in headcount. The decreases were partially offset by a $22 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base.

Operating Expenses

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 26, 2020	September 28, 2019	Dollars	Percent	September 26, 2020	September 28, 2019	Dollars	Percent
Sales and marketing	$186	$184	$2	1.1%	$534	$567	$(33)	(5.8)%
Research and development	88	96	(8)	(8.3)%	274	289	(15)	(5.2)%
General and administrative	62	72	(10)	(13.9)%	200	195	5	2.6%
Amortization of intangibles	55	55	0	—	165	168	(3)	(1.8)%
Restructuring and transition charges	0	(1)	1	(100.0)%	9	14	(5)	(35.7)%
Total	$391	$406	$(15)	(3.7)%	$1,182	$1,233	$(51)	(4.1)%

Sales and Marketing

Sales and marketing expense increased $2 million, or 1.1%, from $184 million for the three months ended September 28, 2019 to $186 million for the three months ended September 26, 2020. The increase in sales and marketing expense was primarily attributable to an $18 million increase in product placement fees and marketing development funds under agreements with certain OEM partners, primarily driven by increased PC shipments, partially offset by (i) reduced headcount and (ii) other reduced spend due to the current work from home environment.

Sales and marketing expense decreased $33 million, or 5.8%, from $567 million for the three nine months ended September 28, 2019 to $534 million for the nine months ended September 26, 2020. The decrease in sales and marketing expense was primarily attributable to (i) a $24 million decrease in employee expenses primarily driven by a decrease in headcount, (ii) an $20 million decrease in external consulting costs primarily related to strategic initiatives in 2019, and (iii) a $17 million decrease in in travel expenses due to the COVID-19 pandemic and reduction in headcount. These decreases were partially offset by a $32 million increase in product placement fees and marketing development funds under agreements with certain OEM partners, primarily driven by increased PC shipments.

Research and Development

Research and development expense decreased $8 million, or 8.3%, from $96 million for the three months ended September 28, 2019 to $88 million for the three months ended September 26, 2020. The decrease in research and development expense was primarily attributable to (i) a decrease in employee expenses due to a shifting of headcount to lower cost locations and (ii) a decrease in travel primarily due to the COVID-19 pandemic.

Research and development expense decreased $15 million, or 5.2%, from $289 million for the three nine months ended September 28, 2019 to $274 million for the nine months ended September 26, 2020. The decrease in research and development expense was primarily attributable to (i) a $9 million decrease in compensation related to cash in lieu of equity awards as these awards are not replaced as they vest as well as a decrease in equity based compensation due to deferred equity awards relating to one of our acquisitions becoming fully vested in January 2020 and (ii) a $5 million decrease in travel primarily due to the COVID-19 pandemic.

General and Administrative

General and administrative expense decreased $10 million, or 13.9%, from $72 million for the three months ended September 28, 2019 to $62 million for the three months ended September 26, 2020. The decrease was primarily attributable to (i) an $8 million decrease in external consulting expenses and (ii) a $2 million decrease primarily due to compensation relating to one of our acquisitions becoming fully earned in January 2020.

General and administrative expense increased $5 million, or 2.6%, from $195 million for the three nine months ended September 28, 2019 to $200 million for the nine months ended September 26, 2020. The increase in expense was primarily attributable to (i) a $12 million increase in equity-based compensation due to acceleration of vesting related to the departure of our former CEO and (ii) a $4 million increase in employee expense primarily related to an increase in headcount. These increases were partially offset by a $12 million decrease due to compensation relating to one of our acquisitions becoming fully earned in January 2020.

Amortization of Intangibles

Amortization of intangibles for the three months ended September 28, 2019 was unchanged from amortization of intangibles for the three months ended September 26, 2020.

Amortization of intangibles decreased $3 million, or 1.8%, from $168 million for the nine months ended September 28, 2019 to $165 million for the nine months ended September 26, 2020. The decrease was the result of certain assets recorded at the Sponsor Acquisition that have since fully amortized.

Restructuring and Transition Charges

Restructuring and transition charges for the three months ended September 28, 2019 were consistent with the amount for the three months ended September 26, 2020.

Restructuring and transition charges decreased $5 million, or 35.7%, from $14 million for the nine months ended September 28, 2019 to $9 million for the nine months ended September 26, 2020. The decrease was a result of the winding down of transformation-related headcount reduction initiatives in 2020 compared to 2019.

Total Depreciation and Amortization

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 26, 2020	September 28, 2019	Dollars	Percent	September 26, 2020	September 28, 2019	Dollars	Percent
Depreciation and Amortization - Consumer	$67	$68	$(1)	(1.5)%	$203	$208	$(5)	(2.4)%
Depreciation and Amortization - Enterprise	53	63	(10)	(15.9)%	169	192	(23)	(12.0)%
Depreciation and Amortization	$120	$131	$(11)	(8.4)%	$372	$400	$(28)	(7.0)%

Depreciation and Amortization – Consumer

Depreciation and Amortization – Consumer for the three months ended September 28, 2019 were consistent with the amount for the three months ended September 26, 2020.

Depreciation and Amortization – Consumer decreased $5 million, or 2.4%, from $208 million for nine months ended September 28, 2019 to $203 million for the nine months ended September 26, 2020. The decrease was primarily the result of certain assets recorded at the Sponsor Acquisition that have since fully amortized.

Depreciation and Amortization – Enterprise

Depreciation and Amortization – Enterprise decreased $10 million, or 15.9%, from $63 million for the three months ended September 28, 2019 to $53 million for the three months ended September 26, 2020. The decrease is largely the result of certain assets recorded at the Sponsor Acquisition that have since fully amortized.

Depreciation and Amortization – Enterprise decreased $23 million, or 12.0%, from $192 million for the nine months ended September 28, 2019 to $169 million for the nine months ended September 26, 2020. The decrease is largely the result of certain assets recorded at the Sponsor Acquisition that have since fully amortized.

Operating Income

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 26, 2020	September 28, 2019	Dollars	Percent	September 26, 2020	September 28, 2019	Dollars	Percent
Operating income - Consumer	$106	$71	$35	49.3%	$307	$198	$109	55.1%
Operating income (loss) - Enterprise	22	(18)	40	(222.2)%	21	(110)	131	(119.1)%
Operating income	$128	$53	$75	141.5%	$328	$88	$240	272.7%
Operating income margin	17.6%	8.0%			15.4%	4.5%

Operating income increased $75 million, or 141.5%, from $53 million for the three months ended September 28, 2019 to $128 million for the three months ended September 26, 2020. The increase was primarily driven by (i) the $72 million increase in net revenue – Consumer, (ii) a $17 million decrease in sales and marketing costs due to lower headcount as a result of strategic and transformational initiatives in addition to decreased travel expenses related to the COVID-19 pandemic, (iii) a $9 million increase due to reduced amortization primarily from the completion of amortization of intangibles related to the Sponsor Acquisition, and (iv) a $7 million decrease in external consulting expenses.  These increases were partially offset by (i) an $18 million increase in product placement fees and marketing development funds under agreements with certain OEM partners, primarily driven by increased PC shipments, and (ii) a $14 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base.

Operating income increased $240 million, or 272.7%, from $88 million for nine months ended September 28, 2019 to $328 million for the nine months ended September 26, 2020. The overall net increase to operating income was primarily driven by (i) the $176 million increase in net revenue – Consumer discussed above, (ii) a $59 million decrease in sales and marketing costs primarily due to lower headcount as a result of strategic and transformational initiatives in addition to decreased travel and event expenses partially related to the COVID-19 pandemic, (iii) a $28 million decrease in depreciation and amortization discussed above, (iv) a $13 million decrease in cost of sales expense driven by lower headcount and lower travel due to the COVID-19 pandemic, (v) a $12 million decrease in acquisition and integrations costs due to compensation becoming fully earned in January 2020 relating to one of our acquisitions, and (vi) a $4 million decrease in equity based compensation and cash in lieu of equity expense as awards vested, partially offset by an increase due to acceleration of vesting related to the departure of our former CEO.  These increases to operating income were offset by (i) a $32 million increase in product placement fees and marketing development funds under agreements with certain OEM partners, primarily driven by increased PC shipments and (ii) a $22 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base.

Operating Income – Consumer

Operating income – Consumer increased $35 million, or 49.3%, from $71 million for the three months ended September 28, 2019 to $106 million for the three months ended September 26, 2020. The increase was primarily driven by the $72 million increase in net revenue – Consumer discussed above, partially offset by (i) an $18 million increase in product placement fees and marketing development funds under agreements with certain OEM partners, primarily driven by increased PC shipments, (ii) a $14 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base, and (iii) a $3 million increase in various cost of sales expenses.

Operating income - Consumer increased $109 million, or 55.1%, from $198 million for nine months ended September 28, 2019 to $307 million for the nine months ended September 26, 2020. The increase was primarily driven by (i) the $176 million increase in net revenue – Consumer discussed above and (ii) an $11 million decrease in sales and marketing expenses driven by consulting expenses related to our strategic initiatives in 2019, partially offset by internet marketing expenses.  These increases were partially offset by (i) a $32 million increase in product placement fees and marketing development funds under agreements with certain OEM partners, primarily driven by increased PC shipments, (ii) a $22 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base, (iii) a $7 million increase in equity based compensation expense primarily due to acceleration of vesting related to the departure of our former CEO, and (v) a $7 million increase in allocated general and administrative costs.

Operating Income – Enterprise

Operating income (loss) – Enterprise improved $40 million from an operating loss of $(18) million for the three months ended September 28, 2019 to operating income of $22 million for the three months ended September 26, 2020. The improvement was primarily driven by (i) a $17 million decrease in sales and marketing costs due to lower headcount as a result of strategic and transformational initiatives in addition to decreased travel expenses related to the COVID-19 pandemic, (ii) a $9 million increase due to reduced amortization primarily from the completion of amortization of intangibles related to the Sponsor Acquisition, and (iii) a $7 million decrease in external consulting expenses.

Operating income (loss) - Enterprise improved $131 million from an operating loss of $(110) million for nine months ended September 28, 2019 to operating income of $21 million for the nine months ended September 26, 2020. The improvement in operating loss was primarily attributable to (i) a $47 million decrease in sales and marketing costs principally due to lower headcount as a result of strategic and transformational initiatives, in addition to decreased travel and event expenses partially related to the COVID-19 pandemic, (ii) a $21 million increase due to reduced amortization primarily from the completion of amortization of intangibles related to the Sponsor Acquisition, (iii) a $13 million decrease in cost of sales expense driven by lower headcount and lower travel due to the COVID-19 pandemic, (iv) a $12 million decrease in acquisition and integrations costs due to compensation relating to one of acquisitions becoming fully earned in January 2020, (v) an $11 million decrease in equity based compensation and cash in lieu of equity expense driven by decreases as awards vested, partially offset by an increase due to acceleration of vesting related to the departure of our former CEO, (vi) a $10 million decrease in allocated general and administrative costs, (vii) a $7 million decrease in cost of sales expenses driven by lower hardware sales, and (viii) a $7 decrease in research and development expenses due to shift in headcount to lower cost locations in addition to lower travel expenses partially driven by the COVID-19 pandemic.

Interest Expense and Other, Net

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 26, 2020	September 28, 2019	Dollars	Percent	September 26, 2020	September 28, 2019	Dollars	Percent
Interest expense and other, net	$(73)	$(76)	$3	(3.9)%	$(223)	$(219)	$(4)	1.8%

Interest expense and other, net decreased $3 million, or 3.9%, from $76 million for the three months ended September 28, 2019 to $73 million for the three months ended September 26, 2020. The decrease was primarily attributable to a falling LIBOR rate.

Interest expense and other, net increased $4 million, or 1.8%, from $219 million for the nine months ended September 28, 2019 to $223 million for the three months ended September 26, 2020. The increase was primarily attributable to (i) the incremental borrowing issued under our 1st Lien credit facility in June 2019 in addition to the March 2020 borrowing under our revolving credit facility, and (ii) a decrease in interest income due to lower cash balances and lower rates, partially offset by a falling LIBOR rate.

Provision for Income Tax Expense

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 26, 2020	September 28, 2019	Dollars	Percent	September 26, 2020	September 28, 2019	Dollars	Percent
Provision for income tax expense	$12	$29	$(17)	(58.6)%	$25	$68	$(43)	(63.2)%

Provision for income tax expense decreased $17 million, or 58.6%, from $29 million for the three months ended September 28, 2019 to $12 million for the three months ended September 26, 2020. The decrease was primarily attributable to (i) an $11 million decrease in reserve for uncertain tax positions due to an election to treat one of our subsidiary entities as a corporation for U.S federal income tax purposes and (ii) a $3 million decrease in deferred taxes related to state apportionment changes.

Provision for income tax expense decreased $43 million, or 63.2%, from $68 million for the nine months ended September 28, 2019 to $25 million for the three months ended September 26, 2020. The decrease was primarily attributable to (i) a $24 million decrease in reserve for uncertain tax positions due to an election to treat one of our subsidiary entities as a corporation for U.S federal income tax purposes, (ii) an $8 million decrease in foreign provisions, and (iii) a $7 million decrease due to outside basis differences.

Liquidity and Capital Resources

McAfee Corp. is a holding company with no operations and, as such, will depend on its subsidiaries for cash to fund all of its operations and expenses. McAfee Corp. will depend on the payment of distributions by its current and future subsidiaries, including Foundation Technology Worldwide LLC. The terms of the agreements governing our senior secured credit facilities contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to McAfee Corp. or to Foundation Technology Worldwide LLC unless certain financial tests are met. For a discussion of those restrictions, see “—Senior Secured Credit Facilities” below and “Risk Factors—Risks Related to Our Indebtedness—Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth.” We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.

Sources of Liquidity

As of September 26, 2020, we had cash and cash equivalents of $348 million. Our primary source of cash for funding operations and growth has been through cash flows generated from operating activities. In addition, we have funded certain acquisitions, distributions to members, and to a lesser extent, capital expenditures and our operations, through borrowings under the Senior Secured Credit Facilities, primarily in the form of long-term debt obligations. As of September 26, 2020, we had $496 million of additional unused borrowing capacity under our Revolving Credit Facility.

In October, 2020, the Corporation completed an IPO pursuant to which the Corporation and selling stockholders sold an aggregate of 37,000,000 shares of Class A common stock at a public offering price of $20.00 per share. The Corporation received $586 million in proceeds, net of underwriting discounts and commissions, of which $553 million was used to purchase newly-issued limited liability company units (“LLC Units”) and $33 million was used to purchase LLC Units from existing holders (“Continuing LLC Owners”) of interests in the Company, at a purchase price per unit equal to the public offering price per share of Class A common stock, less underwriting discounts and commissions. See Note 4 to the Corporation’s unaudited condensed consolidated financial statements for additional information.

We believe that our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our credit facilities will provide sufficient resources to fund our operating requirements as well as future capital expenditures, debt service requirements, and investments in future growth for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.

Senior Secured Credit Facilities

On September 29, 2017, McAfee, LLC entered into senior secured credit facilities (the “First Lien Credit Facilities”), which consisted of a U.S. dollar-denominated term loan tranche of $2,555 million (the “First Lien USD Term Loan”), a Euro-denominated term loan tranche of €507 million (the “First Lien EUR Term Loan”, and together with the First Lien USD Term Loan, the “First Lien Term Loans”), and a $500 million revolving credit facility (the “Revolving Credit Facility”). The First Lien Credit Facilities were amended: (x) on January 3, 2018 to increase the amount of the First Lien USD Term Loan by $324 million and the First Lien EUR Term Loan by €150 million; (y) on November 1, 2018 to make changes to the pricing terms and to increase the amount of the First Lien EUR Term Loan by €90 million to reduce the First Lien USD Term Loan by $50 million and prepay $50 million of the Second Lien Term Loan (as defined below); and (z) on June 13, 2019 to increase the amount of the First Lien USD Term Loan by $300 million and the First Lien EUR Term Loan by €355 million. As a result of the amendments, the First Lien Credit Facilities as of September 26, 2020 consisted of the First Lien USD Term Loan of $3,040 million, the First Lien EUR Term Loan of €1,076 million and the Revolving Credit Facility of $500 million. The Revolving Credit Facility includes a $50 million sublimit for the issuance of letters of credit.

In addition, on September 29, 2017, McAfee, LLC entered into a second lien credit facility (the “Second Lien Credit Facility”, and, together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”), which, as of September 26, 2020, consisted of a U.S. dollar-denominated term loan tranche of $525 million (the “Second Lien Term Loan”).

The commitments under the First Lien Term Loans will mature on September 29, 2024. The Second Lien Term Loan was repaid in full in October 2020 using proceeds from the IPO plus cash on hand.

On October 12, 2020, McAfee, LLC entered into an agreement to extend the maturity date of, and increase the amount of, a portion of the commitments under the revolving credit facility. As a result of this agreement, the revolving credit facility consists of a $164 million tranche that will mature on September 29, 2022 and a $500 million tranche that will mature on September 29, 2024. The extension became effective upon closing of the IPO.

As of September 26, 2020, our total outstanding indebtedness under the Credit Facilities was $4,815 million, which does not reflect the October 2020 repayment of the entire $525 million Second Lien Term Loan principal balance using proceeds from the IPO.

First Lien Credit Facilities

The First Lien Term Loans require equal quarterly repayments equal to 0.25% of the total amount borrowed.

The borrowings under the Revolving Credit Facility bear interest at a floating rate which can be, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 3.75% or (2) a base rate plus an applicable margin of 2.75%. The applicable margins for Eurodollar rate and base rate borrowings are subject to reductions to 3.50% and 3.25% and 2.50% and 2.25%, respectively, based on our first lien net leverage ratio. The Eurodollar rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%. We are required to pay a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility.

The borrowings under the First Lien USD Term Loan bear interest at a floating rate which can be, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 3.75% or (2) a base rate plus an applicable margin of 2.75%. The borrowings under the First Lien EUR Term Loan bear interest at a floating rate which is a EURIBOR rate for a specified interest period plus an applicable margin of 3.50%. The Eurodollar rate and EURIBOR rate applicable to the First Lien Term Loans and the Revolving Credit Facility are subject to a “floor” of 0.0%.

In addition, the terms of the First Lien Credit Facilities include a financial covenant which requires that, at the end of each fiscal quarter, for so long as the aggregate principal amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 6.3 to 1.0. A breach of this financial covenant will not result in a default or event of default under the First Lien Term Loans unless and until the lenders under the Revolving Credit Facility have terminated the commitments under the Revolving Credit Facility and declared the borrowings under the Revolving Credit Facility due and payable.

Our first lien net leverage ratio was 3.4 as of September 26, 2020. For the nine months ended September 26, 2020, the weighted average interest rate was 4.6% under the First Lien USD Term Loan and 3.5% under the First Lien EUR Term Loan. As of September 26, 2020, we had a total of $496 million of available borrowings under the Revolving Credit Facility, of which we had no borrowing outstanding. On the amount available for borrowing, we paid a commitment fee of 0.5%.

Second Lien Credit Facility

The borrowings under the Second Lien Credit Facility bear interest at a floating rate which can be, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 8.50% or (2) a base rate plus an applicable margin of 7.50%. The Eurodollar rate applicable to the Second Lien Credit Facility is subject to a “floor” of 1.0%.

As of September 26, 2020, the weighted average interest rate under the Second Lien Credit Facility was 9.7%. The Second Lien Term Loan was repaid in full in October 2020 using proceeds from the IPO plus cash on hand.

Tax Receivable Agreement

The contribution by the Continuing Owners to the Corporation of certain corporate entities in connection with the IPO (including the Reorganization Transactions) and future exchanges of LLC Units for shares of the Corporation’s Class A common stock are expected to produce or otherwise deliver to the Corporation favorable tax attributes that can reduce its taxable income. Prior to the completion of the IPO, the Corporation entered into a tax receivable agreement, under which generally will require it to pay the TRA Beneficiaries 85% of the applicable cash savings, if any, in U.S. federal, state, and local income tax that the Corporation actually realizes or, in certain circumstances, is deemed to realize as a result of (i) all or a portion of the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) and tax basis adjustments in the assets of FTW (and its subsidiaries) as a result of sales or exchanges of LLC Units after the IPO, (iii) certain tax attributes of the corporations acquired by McAfee Corp. in connection with the Reorganization Transactions (including their allocable share of existing tax basis in the assets of FTW (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation generally will retain the benefit of the remaining 15% of the applicable tax savings. The payment obligations under the tax receivable agreement are obligations of McAfee Corp., and we expect that the payments that will be required to make under the tax receivable agreement will be substantial.

Dividend Policy

FTW is expected to initially pay a cash distribution to its members on a quarterly basis at an aggregate annual rate of approximately $150 million. The Corporation is expected to receive a portion of any such distribution through the LLC Units it holds directly or indirectly through its wholly-owned subsidiaries on the record date for any such distribution declared by FTW, which is expected to equal the number of shares of Class A common stock outstanding on such date. The Corporation expects to use the proceeds it receives from such quarterly distribution to declare a cash dividend on its shares of Class A common stock. The Corporation expects to declare its first quarterly dividend in the fourth quarter of 2020, to be paid in the first quarter of 2021, and it is expected such first quarterly dividend will be $0.085 per share of our Class A common stock.

Consolidated Statements of Cash Flows

Our cash flows for the nine months ended September 26, 2020 and September 28, 2019 were:

	Nine Months Ended September 26, 2020	Nine Months Ended September 28, 2019
Net cash provided by operating activities	$464	$285
Net cash used in investing activities	(40)	(42)
Net cash used in financing activities	(245)	(469)
Effect of exchange rate fluctuations on cash and cash equivalents	2	(2)
Net increase (decrease) in cash and cash equivalents	$181	$(228)

Operating Activities

For the nine months ended September 26, 2020, net cash provided by operating activities was $464 million, as a result of net income of $31 million, adjusted for non-cash charges of $489 million and net cash outflow of $56 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $372 million in depreciation and amortization, $25 million in equity-based compensation, $3 million for deferred taxes, $49 million for foreign exchange loss, and $40 million in other operating activities primarily consisting of lease asset amortization, and amortization of debt discount and issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily due to (i) a $73 million decrease in other liabilities due to the payment of annual bonuses and larger year-end commissions in the first quarter of fiscal 2020 along with the payment of cash in lieu amounts that vested primarily in the second quarter of fiscal 2020 and payment of certain retention compensation relating to our acquisitions, (ii) a $12 million decrease in accounts payable and accrued liabilities due to reduced capital expenditures, reduced operating expenses and timing of vendor payments, (iii) a $26 million decrease in deferred revenue primarily due to decreases resulting from seasonality of Enterprise deferred revenue billings, partially offset by increases in Consumer deferred revenue balances resulting from increases in customers, (iv) a $29 million increase in deferred costs primarily due to increased deferred revenue share resulting from an increased consumer subscriber base and a new consumer affiliate program, and (v) a $10 million increase in prepaid expenses and other assets primarily due to new leases signed during the period. These changes were partially offset by a $94 million decrease in accounts receivable, net which is primarily caused by seasonality of Enterprise billings and collections.

For the nine months ended September 28, 2019, net cash provided by operating activities was $285 million, as a result of net loss of $155 million, adjusted for non-cash charges of $425 million and net cash inflow of $15 million from changes in operating assets and liabilities. Non-cash charges consisted primarily of $400 million in depreciation and amortization, $19 million in equity-based compensation, $13 million in deferred income taxes, and $37 million in other operating activities principally consisting of lease asset amortization, and amortization of debt discount and issuance costs, partially offset by $44 million in foreign exchange gains. The net cash inflow from changes in operating assets and liabilities was primarily due to (i) a $71 million decrease in accounts receivable, net which is primarily caused by seasonality of Enterprise billings and collections, (ii) a $20 million increase in deferred revenue driven by increasing balances for Consumer deferred revenue and increasing balances subsequent to purchase accounting at the time of the Sponsor Acquisition, partially offset by decreases resulting from seasonality of Enterprise deferred revenue billings, and (iii) a $24 million increase in other liabilities driven by increases in the lease liability primarily due to a new lease for our headquarters and an increase in reserve for uncertain tax positions, partially offset by decreases due to the payment of annual bonuses and larger year-end commissions in the first quarter of fiscal 2019 along with the payment of cash in lieu amounts that vested primarily in the second quarter of fiscal 2019. These changes were partially offset by (i) a $27 million decrease in accounts payable and accrued liabilities primarily driven by seasonality of OEM partner payments, and (ii) a $61 million increase in prepaid expenses and other assets largely driven by increases in the right of use assets recorded primarily due to a new lease for our headquarters, along with an increase in long-term deferred costs driven by continued increasing balances subsequent to purchase accounting at the time of the Sponsor Acquisition, and (iii) a $12 million increase in deferred costs primarily due to increased deferred revenue share resulting from an increased Consumer subscriber base.

Investing Activities

For the nine months ended September 26, 2020, net cash used in investing activities was $40 million, which was primarily the result of additions to property and equipment and other investing activities of $35 million and $5 million on acquisition of businesses, net of cash.

For the nine months ended September 28, 2019, net cash used in investing activities was $42 million, which was primarily the result of the additions to property and equipment and other investing activities of $40 million.

Financing Activities

For the nine months ended September 26, 2020, net cash used in financing activities was $245 million, which was primarily the result of (i) distributions to members of $200 million, (ii) payment of long-term debt of $33 million, and (iii) $14 million in other financing activities was primarily relating to equity repurchases and equity-based compensation tax withholdings.

For the nine months ended September 28, 2019, net cash used in financing activities was $469 million, which was primarily the result of (i) distributions to members of $1,081 million, (ii) payment of long-term debt of $56 million, and (iii) $11 million in other financing activities primarily relating to equity-based compensation tax withholdings, partially offset by net proceeds of long-term debt of $679 million.

Off-balance Sheet Arrangements

As of September 26, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC on October 23, 2020 pursuant to Rule 424(b) under the Securities Act, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

Recent Accounting Pronouncements

For further information, see "Note 2: Recent Accounting Standard" within the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Argentine Peso, Indian Rupee, British Pound Sterling, Australian Dollar, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 26, 2020 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations continue to grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk, such as using foreign currency forward and option contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion, and the currently strengthening U.S. dollar could slow international demand as products and services priced in the U.S. dollar become more expensive.

Interest Rate Risk

We utilize long-term debt to, among other things, finance our acquisitions and, to a lesser extent, our operations. We are exposed to interest rate risk on our outstanding floating rate debt instruments which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Certain borrowings under the Senior Secured Credit Facilities bear interest at a Euro currency rate determined by reference to LIBOR, plus an applicable margin, subject to established floors of 0.00%. During the fiscal year ended December 28, 2019 and nine months ended September 26, 2020, applicable interest rates have been lower than the designated floors under certain of our Senior Secured Credit Facilities; therefore, certain interest rates under the Senior Secured Credit Facilities have not been subject to change. Assuming that the rates remain below the applicable floors under the Senior Secured Credit Facilities, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the Senior Secured Credit Facilities, would result in a minor change in interest expense on an annual basis.

In 2018 and through 2020, we entered into multiple interest rate swaps in order to fix a substantial amount of the LIBOR portion of our USD denominated variable rate borrowings. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of the our known or expected cash payments principally related to our variable-rate borrowings.

A hypothetical 10% increase or decrease in interest rates during any of the periods presented would not have had a material impact on our interest expense.

Inflation Rate Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2020. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 26, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated October 21, 2020, filed with the SEC pursuant to Rule 424(b)(4) on October 23, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Reorganization Transactions, we issued 268,779,392 shares of our Class B common stock to the Continuing LLC Owners and certain Management Owners holding LLC Units (excluding MIUs) following the Reorganization Transactions for nominal consideration, and certain other existing interests held by our existing investors were converted into shares of our Class A common stock. The issuances of such shares of Class A and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

The Continuing LLC Owners have the right, from time to time and subject to the terms of the New LLC Agreement to exchange their LLC Units, along with a corresponding number of shares of our Class B common stock, for cash based upon the market price of our Class A common stock or, at our option, for shares of our Class A common stock.

On October 21, 2020, the Registration Statement (File No. 333-249101) was declared effective by the SEC for our IPO pursuant to which we and the selling stockholders registered and sold an aggregate of 37,000,000 shares of Class A common stock at a price of $20.00 per share. The offering commenced on October 13, 2020 and did not terminate before all of the securities registered in the Registration Statement were sold, excluding up to 5,550,000 additional shares of our Class A common stock which may be sold to the underwriters pursuant to their option to purchase such additional shares, which option expires on November 20, 2020. The offering was completed on October 26, 2020.

We have used the net proceeds from the sale of 29,268,293 shares of Class A Common Stock by the Corporation in the IPO to purchase directly or indirectly an equal number of newly-issued LLC Units from the Company at a purchase price per unit equal to the initial public offering price per share of Class A Common Stock, less underwriting discounts and commissions. The Corporation has caused the Company to use such net proceeds as follows:

•	approximately $525 million to repay all outstanding principal obligations with respect to our Second Lien Credit Agreement; and
•	a final payment of $22 million upon the termination of the Management Services Agreement in connection with the consummation of the IPO.

We intend to cause the Company to use the remainder of such net proceeds, together with approximately $6 million in existing cash and cash equivalents, to pay the unpaid expenses of the IPO, which we estimate will be $12 million in the aggregate.

We used the net proceeds from the sale of the remaining 1,714,265 shares of Class A common stock by the Corporation in the IPO to purchase directly or indirectly 1,714,265 issued and outstanding LLC Units and an equal number of shares of Class B common stock from certain existing members of the Company at a purchase price per unit equal to the initial public offering price per share of our Class A common stock, less underwriting discounts and commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of McAfee Corp.	8-K	001-39651	3.1	10/26/2020

3.2	Amended and Restated Bylaws of McAfee Corp.	8-K	001-39651	3.2	10/26/2020

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-249101	4.1	10/13/2020

10.1	First Lien Credit Agreement, dated as of September 29, 2017, among McAfee, LLC, McAfee Finance 2, LLC, and Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank N.A., Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, UBS Securities LLC, and Mizuho Bank, Ltd.	S-1/A	333-249101	10.1	10/8/2020

10.2	Amendment No. 1 to First Lien Credit Agreement, dated as of January 3, 2018, entered into by and among McAfee, LLC, a Delaware limited liability company, Morgan Stanley Senior Funding, Inc., and the Initial Incremental Term Lenders party thereto	S-1/A	333-249101	10.2	10/8/2020

10.3	Amendment No. 2 to First Lien Credit Agreement, dated as of November 1, 2018, entered into by and among McAfee, LLC, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., and Morgan Stanley Bank, N.A.	S-1/A	333-249101	10.3	10/13/2020

10.4	Amendment No. 3 to First Lien Credit Agreement, dated as of June 13, 2019, by and among McAfee, LLC, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., and Bank of America, N.A.	S-1/A	333-249101	10.4	10/13/2020

10.5	Amendment No. 4 to First Lien Credit Agreement, dated as of October 12, 2020, by and among McAfee, LLC, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., and Morgan Stanley Bank, N.A.	S-1/A	333-249101	10.39	10/13/2020

10.6	Office Lease, dated April as of April 10, 2019 between US ER America Center 4, LLC and McAfee, LLC	S-1/A	333-249101	10.8	10/8/2020

10.7	Second Amended and Restated Limited Liability Company Agreement of Foundation Technology Worldwide LLC, dated as of October 21, 2020.	8-K	001-39651	10.1	10/26/2020

10.8	Tax Receivable Agreement, dated as of October 21, 2020, by and among the Company, Foundation Technology Worldwide LLC, and each of the other persons from time to time party thereto.	8-K	001-39651	10.2	10/26/2020

10.9	Registration Rights Agreement, dated as of October 21, 2020, by and among the Company and each of the other persons from time to time party thereto.	8-K	001-39651	10.3	10/26/2020

10.10	Stockholders Agreement, dated as of October 21, 2020, by and among the Company and each of the other persons from time to time party thereto.	8-K	001-39651	10.4	10/26/2020

10.11+	Employment Agreement, dated as of June 1, 2017, between McAfee Employee Holdings, LLC, Foundation Technology Worldwide LLC and Christopher D. Young.	S-1/A	333-249101	10.13	10/8/2020

10.12+	Employment Agreement, dated as of January 20, 2020, by and among McAfee, LLC, Foundation Technology Worldwide LLC, and Peter Leav.	S-1/A	333-249101	10.14	10/8/2020

10.13+	Amendment to Employment Agreement, dated as of September 30, 2020, by and among McAfee, LLC, Foundation Technology Worldwide LLC, McAfee Corp. and Peter Leav.	S-1/A	333-249101	10.15	10/8/2020

10.14+	Employment Agreement, dated as of August 7, 2020, by and among McAfee, LLC, Foundation Technology Worldwide LLC, and Venkat Bhamidipati.	S-1/A	333-249101	10.16	10/8/2020

10.15+	Amendment to Employment Agreement, dated as of September 30, 2020, by and among McAfee, LLC, Foundation Technology Worldwide LLC, McAfee Corp., and Venkat Bhamidipati.	S-1/A	333-249101	10.17	10/8/2020

10.16+	Offer Letter, dated as of January 31, 2017, by and between Intel Security and Michael Berry.	S-1/A	333-249101	10.18	10/8/2020

10.17+	Offer Letter by and between McAfee, Inc. and John Giamatteo.	S-1/A	333-249101	10.19	10/8/2020

10.18+	Offer Letter, dated as of September 30, 2020, by and between McAfee, LLC and Ashutosh Kulkarni.	S-1/A	333-249101	10.20	10/8/2020

10.19+	Offer Letter, dated as of September 30, 2020, by and between McAfee, LLC and Terry Hicks.	S-1/A	333-249101	10.21	10/8/2020

10.20+	Offer Letter, dated as of April 6, 2020, by and between McAfee, LLC and Lynne Doherty McDonald.	S-1/A	333-249101	10.22	10/8/2020

10.21+	Promotion Letter, dated as of June 11, 2018, by and between McAfee, LLC and with John Giamatteo.	S-1/A	333-249101	10.23	10/8/2020

10.22+	Separation and General Release Agreement, dated as of January 6, 2020, by and between McAfee, LLC and John Giamatteo.	S-1/A	333-249101	10.24	10/8/2020

10.23+	Separation Agreement, dated February 3, 2020, by and between McAfee, LLC and Christopher D. Young.	S-1/A	333-249101	10.25	10/8/2020

10.24+	Form of Severance Agreement for Senior Management.	S-1/A	333-249101	10.26	10/8/2020

10.25+	McAfee Corp. 2020 Omnibus Incentive Plan.	8-K	001-39651	10.5	10/26/2020

10.26+	McAfee Corp. 2020 Employee Stock Purchase Plan.	8-K	001-39651	10.6	10/26/2020

10.27+	McAfee Corp. 2017 Management Incentive Plan.	8-K	001-39651	10.7	10/26/2020

10.28+	McAfee Executive Cash Incentive Plan.	S-1/A	333-249101	10.34	10/8/2020

10.29+	Form of Stock Option Award Agreement under the 2020 Plan.	S-1/A	333-249101	10.31	10/8/2020

10.30+	Form of RSU Agreement under the 2020 Plan.	S-1/A	333-249101	10.32	10/8/2020

10.31+	Form of Management Incentive Unit (MIU) Agreement under the 2017 Plan.	S-1/A	333-249101	10.28	10/8/2020

10.32+	Form of RSU Agreement under the 2017 Plan.	S-1/A	333-249101	10.29	10/8/2020

10.33+	Form of Subscription Agreement.	S-1/A	333-249101	10.35	10/8/2020

10.34+	Form of Indemnification Agreement.	S-1/A	333-249101	10.36	10/13/2020

10.35+	McAfee Non-Employee Director Compensation Policy.	S-1/A	333-249101	10.37	10/8/2020

10.36+	Form of Equity Adjustment Agreement for Senior Management.	S-1/A	333-249101	10.38	10/8/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McAfee Corp.

Date: November 19, 2020	By:	/s/ Peter Leav
Peter Leav
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 19, 2020	By:	/s/ Venkat Bhamidipati
Venkat Bhamidipati
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)