Form 10-Q
period 2021-03-27
McAfee Corp.
filed 2021-05-06
CIK 1783317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

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

As of April 27, 2021, there were 165,321,497 shares of the Registrant’s Class A common stock, $0.001 par value per share, outstanding and 265,737,919 shares of the Registrant’s Class B Common Stock, par value $0.001 per share, outstanding.

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
our ability to consummate the pending sale of our Enterprise business, and the timing, costs and any benefits of such sale;
•
the impact of our operations as a standalone Consumer cybersecurity business following consummation of the pending sale of our Enterprise business, and our ability to execute on our Consumer strategy going forward;
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
•
our ability to renew existing customer relationships and sell additional products and services to existing customers;
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
•
risks relating to our corporate structure, tax rates, and tax receivable agreement (“TRA”); and
•
the other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K (File No. 001-39651).

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	March 27, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$346	$231
Accounts receivable, net	76	72
Deferred costs	155	137
Other current assets	44	42
Current assets of discontinued operations	312	432
Total current assets	933	914
Property and equipment, net	111	115
Goodwill	1,018	1,018
Identified intangible assets, net	666	729
Deferred tax assets	24	24
Other long-term assets	86	68
Long-term assets of discontinued operations	2,524	2,560
Total assets	$5,362	$5,428
Liabilities, redeemable noncontrolling interests and deficit
Current liabilities:
Accounts payable and other current liabilities	$239	$227
Accrued compensation and benefits	118	179
Accrued marketing	108	118
Income taxes payable	9	14
Long-term debt, current portion	44	44
Lease liabilities, current portion	10	10
Deferred revenue	915	823
Current liabilities of discontinued operations	947	970
Total current liabilities	2,390	2,385
Long-term debt, net	3,893	3,943
Deferred tax liabilities	6	5
Other long-term liabilities	134	153
Deferred revenue, less current portion	92	80
Long-term liabilities of discontinued operations	630	662
Total liabilities	7,145	7,228
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	6,177	4,840
Equity (deficit):
Class A common stock, $0.001 par value - 1,500,000,000 shares authorized, 162,372,554 shares issued and outstanding as of March 27, 2021 and 161,267,412 shares issued and outstanding as of December 26, 2020	—	—
Class B common stock, $0.001 par value - 300,000,000 shares authorized, 267,065,127 shares issued and outstanding as of March 27, 2021 and as of December 26, 2020	—	—
Additional paid-in capital	(7,835)	(6,477)
Accumulated deficit	(88)	(118)
Accumulated other comprehensive income (loss)	(37)	(45)
Total deficit	(7,960)	(6,640)
Total liabilities, redeemable noncontrolling interests and deficit	$5,362	$5,428

See the accompanying notes to the unaudited condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended
	March 27, 2021	March 28, 2020
Net revenue	$442	$354
Cost of sales	116	99
Gross profit	326	255
Operating expenses:
Sales and marketing	85	60
Research and development	44	38
General and administrative	48	58
Amortization of intangibles	36	36
Restructuring charges (Note 9)	8	1
Total operating expenses	221	193
Operating income	105	62
Interest expense and other, net	(60)	(75)
Foreign exchange gain (loss), net	35	11
Income (loss) from continuing operations before income taxes	80	(2)
Provision for income tax expense (benefit)	(3)	(10)
Income from continuing operations	83	8
Income from discontinued operations, net of taxes	11	1
Net income	$94	$9
Less: Net income attributable to redeemable noncontrolling interests	64	N/A
Net income attributable to McAfee Corp.	$30	N/A

Net income attributable to McAfee Corp.:
Income from continuing operations attributable to McAfee Corp.	$27	N/A
Income from discontinued operations attributable to McAfee Corp.	3	N/A
Net income attributable to McAfee Corp.	$30	N/A

Earnings per share attributable to McAfee Corp., basic:
Continuing operations	$0.17	N/A
Discontinued operations	$0.02	N/A
Earnings per share, basic(1)	$0.18	N/A

Earnings per share attributable to McAfee Corp., diluted:
Continuing operations	$0.16	N/A
Discontinued operations	$0.02	N/A
Earnings per share, diluted(1)	$0.18	N/A

Weighted-average shares outstanding, basic	162.4	N/A
Weighted-average shares outstanding, diluted	176.3	N/A

(1)
Basic and diluted earnings per share of Class A common stock are not applicable prior to the initial public offering (“IPO”) and related Reorganization Transactions (as defined in Note 1 to the unaudited condensed consolidated financial statements). See Note 15 Earnings Per Share in the notes to the unaudited condensed consolidated financial statements for the number of shares used in the computation of earnings per share of Class A common stock and the basis for the computation of earnings per share.

See the accompanying notes to the unaudited condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended
	March 27, 2021	March 28, 2020
Net income	$94	$9
Other comprehensive income (loss):
Interest rate cash flow hedges:
Gain (loss) on interest rate cash flow hedges, net of tax	9	(79)
Reclassification adjustments for gain on interest rate cash flow hedges	12	4
Pension and postretirement benefits gain, net of tax	1	—
Total comprehensive income (loss)	$116	$(66)
Less: Comprehensive income attributable to redeemable noncontrolling interests	78	N/A
Total comprehensive income attributable to McAfee Corp.	$38	N/A

See the accompanying notes to the unaudited condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$94	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	132
Equity-based compensation	26	15
Deferred taxes	1	1
Foreign exchange (gain) loss, net	(35)	(11)
Other operating activities	4	17
Change in assets and liabilities:
Accounts receivable, net	118	168
Deferred costs	(20)	(9)
Other assets	(34)	(13)
Other current liabilities	(2)	(21)
Deferred revenue	45	(18)
Other liabilities	(48)	(99)
Net cash provided by operating activities	259	171
Cash flows from investing activities:
Additions to property and equipment	(11)	(20)
Other investing activities	—	(1)
Net cash used in investing activities	(11)	(21)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	300
Payment for the long-term debt	(11)	(11)
Distributions to members of FTW	(79)	(50)
Payment of dividends	(14)	—
Payment of tax withholding for shares and units withheld	(23)	—
Payment of IPO related expenses	(3)	—
Net cash provided by (used in) financing activities	(130)	239
Effect of exchange rate fluctuations on cash and cash equivalents	(3)	(4)
Change in cash and cash equivalents	115	385
Cash and cash equivalents, beginning of period	231	167
Cash and cash equivalents, end of period	$346	$552
Supplemental disclosures of noncash investing and financing activities and cash flow information:
Acquisition of property and equipment included in current liabilities	$(3)	$(4)
Distributions to members of FTW included in liabilities	(35)	—
Dividends payable included in liabilities	(19)	—
Liability for equity units repurchase	—	(10)
Other	(3)	2
Cash paid during the period for:
Interest, net of cash flow hedges	(50)	(71)
Income taxes, net of refunds	(14)	(14)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

AND REDEEMABLE NONCONTROLLING INTERESTS

(in millions, except per share amounts)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at December 26, 2020	$—	$—	$—	161,267,412	$—	267,065,127	$—	$(6,477)	$(118)	$(45)	$(6,640)	$4,840	$(1,800)
Distributions to RNCI	—	—	—	—	—	—	—	—	—	—	—	(87)	(87)
Dividend declared	—	—	—	—	—	—	—	(19)	—	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	8	8	14	22
Stock-based awards expense, net of equity withheld to cover taxes	—	—	—	1,105,142	—	—	—	7	—	—	7	—	7
Net income	—	—	—	—	—	—	—	—	30	—	30	64	94
Impact of change in ownership in RNCI	—	—	—	—	—	—	—	(4)	—	—	(4)	4	—
Fair value adjustment for RNCI	—	—	—	—	—	—	—	(1,342)	—	—	(1,342)	1,342	—
Balance at March 27, 2021	$—	$—	$—	162,372,554	$—	267,065,127	$—	$(7,835)	$(88)	$(37)	$(7,960)	$6,177	$(1,783)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at December 28, 2019	$(62)	$(647)	$(1,385)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,094)
Distributions to Members	—	(50)	—	—	—	—	—	—	—	—	—	—	(50)
Other comprehensive loss, net of tax	(75)	—	—	—	—	—	—	—	—	—	—	—	(75)
Equity-based awards expense, net of equity withheld to cover taxes	—	15	—	—	—	—	—	—	—	—	—	—	15
Unit repurchases (Note 6)	—	(10)	—	—	—	—	—	—	—	—	—	—	(10)
Reclassification of redeemable units (Note 6)	—	(17)	—	—	—	—	—	—	—	—	—	—	(17)
Net income	—	—	9	—	—	—	—	—	—	—	—	—	9
Other	—	2	—	—	—	—	—	—	—	—	—	—	2
Balance at March 28, 2020	$(137)	$(707)	$(1,376)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,220)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MCAFEE CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Background

McAfee is a leading-edge cybersecurity company that provides advanced security solutions to consumers. Security technologies from McAfee use a unique, predictive capability that is powered by McAfee Global Threat Intelligence, which enables home users to stay one step ahead of the next wave of fileless attacks, viruses, malware, and other online threats.

McAfee Corp. (the “Corporation”) was formed as a Delaware corporation on July 19, 2019 for the purpose of facilitating an initial public offering (“IPO”) and related transactions in order to carry on the business of Foundation Technology Worldwide LLC (“FTW”) and its subsidiaries (the Corporation, FTW and its subsidiaries are collectively the “Company,” “we,” “us” or “our”). On October 21, 2020, the Corporation became the sole managing member and holder of 100% of the voting power of FTW due to the reorganization transactions described below. With respect to the Corporation and FTW, each entity owns only the respective entities below it in the corporate structure and each entity has no other material operations, assets, or liabilities.

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

Planned Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement with a consortium led by Symphony Technology Group (“STG”) under which STG agreed to purchase certain of our Enterprise assets together with certain of our Enterprise liabilities (“Enterprise Business”), representing substantially all of our Enterprise segment, for an all cash purchase price of $4.0 billion with an expected closing date by the end of 2021, subject to certain closing conditions. The divestiture of our Enterprise Business will allow us to shift our operational focus to our Consumer business and represents a strategic shift in our operations. As a result, the results of our Enterprise Business were classified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Starting in the first quarter of fiscal 2021, we operate in one reportable segment as the Enterprise Business was substantially all of our Enterprise segment. Results of discontinued operations include all revenues and expenses directly derived from our Enterprise Business, with the exception of general corporate overhead which were previously allocated to our Enterprise segment but are not allocated to discontinued operations. The Enterprise Business, as specified in the March 6, 2021 definitive agreement, was classified as discontinued operations in our condensed consolidated balance sheets, subject to changes set forth in the agreement. See Note 3 for additional information about the divestiture of our Enterprise Business.

Principles of Consolidation

Subsequent to the Reorganization Transactions and IPO, the Corporation is a holding company, and its sole material asset held directly or through wholly-owned subsidiaries is its equity interest in FTW. The Corporation, as the sole managing member of FTW, exclusively operates and controls the business and affairs of FTW. The Corporation consolidates the financial results of FTW and reports a redeemable noncontrolling interest (“RNCI”) related to the LLC Units held by the Continuing LLC Owners and vested MIUs held by Management Owners (Note 14 and 16).

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

Financial information includes the accounts of the Company and was prepared in accordance with U.S. GAAP. All intercompany balances and transactions within the Company have been eliminated in consolidation. We have reclassified certain prior period amounts to conform to our current period presentation. These unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The condensed consolidated balance sheet as of December 26, 2020, has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2020. The results of operations for the three months ended March 27, 2021 are not necessarily indicative of the results expected for the entire fiscal year.

We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consider for consolidation certain interests where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is considered to possess the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the rights to receive benefits from the VIE that are significant to it (Note 16).

Our functional currency for all of our subsidiaries is the US dollar (“USD”).

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
•
amounts classified as discontinued operations;
•
the valuation and recoverability of identified intangible assets and goodwill;
•
recognition and measurement of current and deferred income taxes as well as our uncertain tax positions;
•
fair value of our equity awards;

•
fair value of long-term debt and related swaps;
•
amount of liability related to the tax receivable agreement;
•
determining the nature and timing of satisfaction of performance obligations, assessing any associated material rights and determining the standalone selling price (“SSP”) of performance obligations; and
•
determining our technology constrained customer life.

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

Fiscal Calendar

We maintain a 52- or 53-week fiscal year that ends on the last Saturday in December. The year ending December 25, 2021 is a 52-week year starting on December 27, 2020. These condensed consolidated financial statements are presented as of March 27, 2021 and December 26, 2020, and for the periods from December 27, 2020 through March 27, 2021 and December 29, 2019 through March 28, 2020.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as of and for the three months ended March 27, 2021, except for those related to discontinued operations and those noted in Note 2, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 26, 2020.

Discontinued Operations

We review the presentation of planned business dispositions in the condensed consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the condensed consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the condensed consolidated statements of operations. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

NOTE 2: RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. We adopted ASU 2019-12 on December 28, 2020 and it had no material impact on our consolidated financial statements and related disclosures.

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies current guidance for convertible financial instruments. ASU 2020-06 also amends derivatives guidance for certain contracts in an entity’s own equity. Finally, ASU 2020-06 amends earnings per share guidance related to convertible instruments. ASU 2020-06 is effective for us in the first quarter of fiscal year 2022. We do not expect adoption of ASU 2020-06 to have a material effect on our consolidated financial statements.

NOTE 3: DISCONTINUED OPERATIONS

On March 6, 2021, we entered into a definitive agreement with a consortium led by STG, pursuant to which STG agreed to purchase our Enterprise Business for an all cash purchase price of $4.0 billion, subject to certain closing conditions. In connection with the divestiture of the Enterprise Business, we expect to enter into a transition service agreement under which we will provide assistance to STG including, but not limited to, business support services and information technology services as well as a commercial services agreement under which we will provide certain product services and licensed technology.

The following table presents the aggregate amounts of the classes of assets and liabilities to be sold under the definitive agreement with STG:

(in millions)	March 27, 2021	December 26, 2020
Assets:
Accounts receivable, net	$196	$320
Deferred costs	98	96
Other current assets	18	16
Total current assets of discontinued operations	312	432
Property and equipment, net	30	34
Intangible assets, net	881	915
Goodwill	1,413	1,413
Deferred tax assets	42	43
Other long-term assets	158	155
Total assets of discontinued operations	$2,836	$2,992
Liabilities:
Accounts payable and other current liabilities	$33	$39
Accrued compensation and benefits	17	18
Accrued marketing	6	6
Lease liabilities, current portion	18	15
Deferred revenue	873	892
Total current liabilities of discontinued operations	947	970
Deferred tax liabilities	7	7
Other long-term liabilities	59	51
Deferred revenue, less current portion	564	604
Total liabilities of discontinued operations	$1,577	$1,632

The following table presents information regarding certain components of income from discontinued operations, net of taxes:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Net revenue	$331	$331
Operating income	$19	$9
Income before income taxes	$18	$9
Income tax expense	$7	$8
Income from discontinued operations, net of taxes	$11	$1

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Three Months Ended
	March 27, 2021	March 28, 2020
Amortization and depreciation	$39	$62
Equity-based compensation expense	$12	$1
Purchases of property and equipment	$1	$3

NOTE 4: REVENUE FROM CONTRACTS WITH CUSTOMERS

Deferred Revenue

During the three months ended March 27, 2021, we recognized $310 million from our deferred revenue balance as of December 26, 2020. During the three months ended March 28, 2020, we recognized $275 million in revenue from our deferred revenue balance as of December 28, 2019.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 27, 2021, we have $1,007 million in estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), which includes deferred revenue and amounts that will be billed and recognized as revenue in future periods. We expect to recognize approximately 91% as revenue over the next 12 months, 9% in next 13 to 36 months, with the remaining balance recognized thereafter.

NOTE 5: LEASES

As of March 27, 2021, we have operating leases primarily for corporate offices and data centers and no significant finance leases. Information related to operating leases, including leases associated with our discontinued operations, was as follows:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities	$10	$10
Right-of-use assets obtained in exchange for lease obligations	$18	$7

Lease expense from continuing operations	$4	$8
Lease expense from discontinued operations	4	5
Total lease expense	$8	$13

Balance sheet information related to leases, excluding leases associated with our discontinued operations, was as follows:

(in millions)	March 27, 2021	December 26, 2020
Other long-term assets	$32	$33
Lease liabilities, current portion	$10	$10
Other long-term liabilities	35	37
Total lease liabilities	$45	$47
Weighted Average Remaining Lease Term (in years)	9	8
Weighted Average Discount Rate (percentage)	6.3%	6.3%

Maturities of lease liabilities, excluding lease liabilities associated with our discontinued operations, were as follows:

(in millions)	March 27, 2021
Remainder of 2021	$11
2022	7
2023	6
2024	5
2025	5
Thereafter	26
Total lease payments	60
Less imputed interest	(15)
Total lease liabilities	$45

NOTE 6: TRANSACTIONS WITH MEMBERS, SHAREHOLDERS AND RELATED PARTIES

FTW declared tax and excess cash distributions to its members during the three months ended March 27, 2021 and March 28, 2020 in aggregate of $106 million and $50 million, respectively. The distributions declared by FTW during the three months ended March 27, 2021, included $87 million to Continuing LLC Owners and $19 million to McAfee Corp. McAfee Corp. used its share to declare a dividend of $0.115 per share of Class A common stock in March 2021. Distributions and dividends of $54 million were recorded primarily within Accounts payable and other current liabilities on the condensed consolidated balance sheet as of March 27, 2021 and $50 million was paid in April 2021.

McAfee Corp. declared or paid the following dividends during the three months ended March 27, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
December 9, 2020	December 24, 2020	January 7, 2021	$0.087	$14
March 11, 2021	March 26, 2021	April 9, 2021	$0.115	$19

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

We had these additional transactions, inclusive of discontinued operations, with TPG, Intel or other Continuing LLC Owners and companies owned or partially owned by those parties that therefore qualify as related parties. These transactions include sales of our products and purchases of various goods or services.

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Sales with related parties:
TPG affiliates	$1	$1
Total	$1	$1
Payments to related parties:
Intel	$1	$—
TPG	—	1
TPG affiliates	10	8
Other	—	7
Total	$11	$16

Revenue from the sales transactions are recognized in accordance with our revenue recognition policy.

Our Intel receivable, net consisted of the following:

(in millions)	March 27, 2021	December 26, 2020
Intel receivable(1)
Tax indemnity	$9	$8
Total	9	8
Intel payable(1)
Tax indemnity	(3)	(2)
Total	(3)	(2)
Total, net(2)	$6	$6

(1)
We have the contractual right of offset of our receivables and payables with Intel.
(2)
As of March 27, 2021, $5 million and $1 million are recorded in Other current assets and Other long-term assets, respectively, on the condensed consolidated balance sheet. As of December 26, 2020, $3 million and $3 million are recorded in Other current assets and Other long-term assets, respectively, on the condensed consolidated balance sheet.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets to be disposed of as a result of our agreement with STG to sell certain assets of Enterprise Business were included in assets of discontinued operations in our condensed consolidated balance sheets as of March 27, 2021 and December 26, 2020, and accordingly, are excluded from the tables below.

Goodwill

Goodwill was $1,018 million as of March 27, 2021 and December 26, 2020.

Intangible Assets, Net

	March 27, 2021			December 26, 2020
(in millions)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships and other	$758	$(592)	$166	$758	$(556)	$202
Acquired and developed technology	517	(428)	89	517	(401)	116
Total intangible assets subject to amortization	1,275	(1,020)	255	1,275	(957)	318
Intangible assets not subject to amortization:
Brand	411	—	411	411	—	411
Total intangible assets not subject to amortization	411	—	411	411	—	411
Total intangible assets	$1,686	$(1,020)	$666	$1,686	$(957)	$729

Amortization expense for purchased and developed intangible assets is as follows:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020	Statements of Operations Classification
Customer relationships and other	$36	$36	Amortization of intangibles
Acquired and developed technology	27	27	Cost of sales
Total	$63	$63

Based on identified intangible assets that are subject to amortization as of March 27, 2021, we expect future amortization expense to be as follows:

(in millions)	Total
Remainder of 2021	$107
2022	76
2023	28
2024	20
2025	19
Thereafter	5
Total	$255

NOTE 8: SEGMENT AND GEOGRAPHIC INFORMATION

Historically, we had two operating segments, which also represented our reportable segments and reporting units. The Consumer segment focused on providing security solutions for consumers. The Enterprise segment focused on providing security solutions for large enterprise, governments, small and medium-sized businesses. On March 6, 2021, we entered into a definitive agreement to sell certain assets together with certain liabilities of our Enterprise Business to STG, representing substantially all of our Enterprise segment. The divestiture of the Enterprise Business allows us to shift our operational focus to our Consumer business and represents a strategic shift in our operations. Therefore, the results of our Enterprise Business were classified as discontinued operations in our condensed consolidated statements of operations and thus excluded from both continuing operations and segment results for all periods presented. Accordingly, we now have one reportable segment with the change reflected in all periods presented.

Revenue by geographic region based on the sell-to address of the end-users is as follows:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
United States	$268	$210
Other	174	144
Total net revenue	$442	$354

NOTE 9: RESTRUCTURING CHARGES

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

Restructuring charges attributable to continuing operations are as follows:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Employee severance and benefits	$8	$1
Total	$8	$1

In connection with the agreement to sell certain assets of our Enterprise Business, a portion of our Restructuring charges were classified to discontinued operations for all periods presented. Our Restructuring charges attributable to discontinued operations are as follows:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Employee severance and benefits	$22	$8
Facility restructuring	1	—
Total	$23	$8

In January 2020, we commenced the 2020 transformation initiative, in which we realigned our staffing across various departments. As part of the initiative, we incurred employee severance and benefits costs of $9 million recorded in restructuring charges in the condensed consolidated statement of operations for the three months ended March 28, 2020.

In December 2020, we initiated a workforce reduction and other restructuring activities designed to continue to improve operating margins in connection with the reorientation of our Enterprise Business and realignment of staffing in other departments, which was announced in February 2021 following the notification of affected employees. We expect the majority of these activities to complete by the third quarter of fiscal 2021. As part of the initiative, in December 2020 we recognized $16 million in connection with the workforce reduction and other restructuring activities. During the three months ended March 27, 2021 we recognized $31 million in restructuring charges. These charges consist primarily of one-time termination benefits to the impacted employees, including severance payments and healthcare and other accrued benefits. We expect to recognize additional severance and other restructuring expense ranging between $1 million and $2 million in connection with this action. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

The balance of our restructuring activities are as follows:

(in millions)	Total
Employee severance and benefits
As of December 26, 2020	$16
Additional accruals	30
Cash payments	(29)
As of March 27, 2021	$17

NOTE 10: EMPLOYEE INCENTIVES

Equity-Based Compensation

Equity-based compensation costs recognized in our condensed consolidated statements of operations were:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Cost of sales	$1	$—
Sales and marketing	3	1
Research and development	3	—
General and administrative	7	13
Total equity-based compensation expense from continuing operations	14	14
Discontinued operations	12	1
Total equity-based compensation expense	$26	$15

As of March 27, 2021, there was $239 million of unrecognized equity-based compensation cost, which is expected to be recognized over a weighted average vesting period of 2.4 years.

During the three months ended March 27, 2021, we granted 0.7 million Restricted Stock Units (“RSU”s) with a grant date fair value of $14 million. RSUs are generally expected to vest over a four-year period. The Company also granted 0.5 million Performance Stock Units (“PSU”s) with a fair value of $12 million. PSUs are generally expected to vest over a weighted average three-year period.

Deferred Cash and Equity

As of March 27, 2021, our outstanding deferred cash and equity related to our acquisitions is as follows:

(in millions)
Outstanding deferred cash and equity balance at December 26, 2020	$13
Accruals	2
Cash payment	(11)
Outstanding deferred cash and equity balance at March 27, 2021	$4

As of March 27, 2021, we have unrecognized expense relating to deferred cash of $4 million with a remaining weighted average service period of 1.0 years. Deferred cash is recorded within Accrued compensation and benefits on the condensed consolidated balance sheet for amounts due in the next 12 months.

NOTE 11: DEBT

Our long-term debt balance consisted of the following:

(in millions)	March 27, 2021	December 26, 2020
Long-term debt, net:
1st Lien USD Term Loan(1)	$2,696	$2,701
1st Lien Euro Term Loan(2)	1,253	1,298
Long-term debt, net of unamortized discounts	3,949	3,999
Unamortized deferred financing costs	(12)	(12)
Current installments of long-term debt	(44)	(44)
Total	$3,893	$3,943

(1)
During the three months ended March 27, 2021, the weighted average interest rate was 3.9%
(2)
During the three months ended March 27, 2021, the weighted average interest rate was 3.5%

Long-Term Debt

As of March 27, 2021, the material terms of our outstanding debt remain unchanged from those described in our consolidated financial statements as of December 26, 2020.

Revolving Credit Facility

As of March 27, 2021 and December 26, 2020, we had a letter of credit of $4 million issued against the Revolving Credit Facility and $660 million of undrawn capacity under the Revolving Credit Facility, for which our commitment fee on the unused portion was 0.375%.

Debt Covenants and Restrictions

No event of default had occurred under any of our debt obligations as of March 27, 2021. We were not required to make any additional prepayments above the 0.25% per quarter amortization of the 1st Lien Term Loans during the three months ended March 27, 2021.

NOTE 12: INCOME TAX

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

We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and may not accurately anticipate actual outcomes. Tax position recognition is a matter of judgment based on the individual facts and circumstances of our position evaluated in light of all available evidence. As of March 27, 2021 and December 26, 2020, we had uncertain tax positions, including interest and penalties, of $7 million and $16 million, respectively, primarily recorded within Other long-term liabilities and Other long-term assets on the condensed consolidated balance sheets. In the next 12 months, it is reasonably possible to have an audit closure or statute expirations in one of our foreign jurisdictions. We do not believe the amount to have a significant impact to our consolidated financial statements. A portion of income taxes and uncertain tax positions has been indemnified by Intel (Note 6).

Tax Receivable Agreement

As realizability of the net deferred tax assets has not met the more likely than not recognition criteria, the liability under the TRA has not met the probable recognition criteria in the accompanying condensed consolidated balance sheet as of March 27, 2021, except for the $2 million current portion and $6 million long-term portion of the TRA liability recorded within Accounts payable and other accrued liabilities and Other long-term liabilities, respectively, in the condensed consolidated balance sheet.

We believe it is reasonably possible that subsequent to the closing of the sale of the Enterprise Business we will no longer have a cumulative loss incurred over the trailing three-year period. As a result, we could then consider subjective evidence, such as our projections for future growth, and may be able to reach a conclusion that the valuation allowance against the net deferred tax assets of our domestic entities will no longer be required. A release of the valuation allowance would have the following two distinct impacts in the period in which such release is recorded:

•
Recognition of certain deferred tax assets and corresponding income tax benefit that may be in excess of $150 million
•
Recognition of a long-term TRA liability and corresponding TRA adjustment expense that may be in excess of $200 million

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE SWAPS

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

The fair value of our financial instruments are as follows:

(in millions)	Level 1	Level 2	Level 3
As of March 27, 2021
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 11)	$—	$(3,987)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(98)	$—
As of December 26, 2020
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 11)	$—	$(4,033)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(119)	$—

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

Interest Rate Swaps

We have multiple interest rate swaps in order to fix the LIBOR portion of our USD denominated variable rate borrowings (Note 11). As of March 27, 2021, the outstanding effective arrangements were as follows:

Notional Value (in millions)	Effective Date	Expiration Date	Fixed Rate
$250	January 29, 2018	January 29, 2022	2.41%
$275	January 29, 2018	January 29, 2023	2.48%
$275	January 29, 2018	January 29, 2023	2.49%
$475	March 29, 2019	March 29, 2024	2.40%
$750	March 4, 2020	September 29, 2024	2.07%
$250	March 29, 2020	March 29, 2024	0.93%
$225	January 29, 2021	January 29, 2024	0.42%

The gross amounts of our interest rate swaps, which are subject to master netting arrangements, were as follows:

(in millions)	Gross amounts recognized	Gross amount offset in Balance Sheets	Net amounts presented in Balance Sheets
As of March 27, 2021
Accounts payable and other current liabilities	$(42)	$—	$(42)
Other long-term liabilities	(56)	—	(56)
As of December 26, 2020
Accounts payable and other current liabilities	$(43)	$—	$(43)
Other long-term liabilities	(76)	—	(76)

NOTE 14: REDEEMABLE NONCONTROLLING INTERESTS

We report a RNCI based on the LLC Units of FTW held by Continuing LLC Owners and vested MIUs held by Management Owners. The Continuing LLC Owners (or certain permitted transferees), subject to certain restrictions, can exchange their LLC Units for shares of Class A common stock on a one-for-one basis (simultaneously cancelling an equal number of shares of Class B common stock of the exchanging member), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions, or, at the option of the Company, for cash (based on the market price of the shares of our Class A common stock). The holders of MIUs also have the right, from time to time and subject to certain restrictions, to exchange their MIUs for LLC Units, which will then be immediately redeemed for cash or shares of Class A common stock, at the option of the Company, based on the value of such MIUs relative to their applicable distribution threshold.

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

The following table summarizes the ownership and economic interest in FTW LLC:

	March 27, 2021		December 26, 2020
(in millions except percentages)	Units Outstanding	Ownership %	Units Outstanding	Ownership %
Number of LLC Units held by McAfee Corp.	162.4	37.3%	161.3	37.2%
Number of LLC Units and vested MIUs held by RNCI	273.1	62.7%	272.5	62.8%
Total LLC Units and vest MIUs outstanding	435.5	100.0%	433.8	100.0%

NOTE 15: EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to McAfee Corp. for the periods subsequent to the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been computed in a manner consistent with that of basic net income per share while giving effect to shares of potentially dilutive common stock that were outstanding during the period.

Prior to the Reorganization Transactions, the FTW capital structure primarily included FTW LLC Units. Certain holders of these units exchanged their FTW LLC units for Class A common stock of the Corporation in the Reorganization Transactions with the remaining FTW LLC Units reflecting RNCI in the Corporation. The completion of the Reorganization Transactions created the Corporation’s current capital structure, which is not reflective of the capital structure of FTW’s business prior to the Reorganization Transactions. Therefore, earnings per share information has not been presented for the three months ended March 28, 2020.

Shares of Class B common stock do not share in the earnings or losses attributable to McAfee Corp. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related FTW LLC Units, are exchangeable into shares of Class A common stock on a one-for-one basis.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended March 27, 2021, the period wherein the Corporation had outstanding Class A common stock.

	Three Months Ended
(in millions except per share data)	March 27, 2021
	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income attributable to McAfee Corp., basic	$27	$3	$30
Net income attributable to change in ownership percentage due to dilutive equity awards	2	—	2
Less: Provision for income tax expense(1)	—	—	—
Net income attributable to McAfee Corp., diluted	$29	$3	$32
Denominator:
Weighted average shares of Class A common stock outstanding, basic	162.4	162.4	162.4
Dilutive impact of equity awards(2)	13.9	13.9	13.9
Weighted average shares of Class A common stock outstanding, diluted	176.3	176.3	176.3

Earnings per share attributable to McAfee Corp., basic
Earnings per share, basic(3)	$0.17	$0.02	$0.18
Earnings per share attributable to McAfee Corp., diluted
Earnings per share, diluted(4)	$0.16	$0.02	$0.18

(1)
Represents incremental income tax provision we would have recognized due to change in ownership.
(2)
Represents the dilutive impact of equity awards.
(3)
Amounts may not add due to rounding.
(4)
274.0 million weighted average units were excluded from dilution. The excluded units consist of RSUs, PSUs, stock options, unvested MIUs, and RNCI that were excluded from dilution because their effects would have been anti-dilutive for the three months ended March 27, 2021.

NOTE 16: VARIABLE INTEREST ENTITIES

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

Further, management concluded that McAfee Corp. is FTW’s primary beneficiary based on two conditions. First, McAfee Corp., in its capacity as managing member with sole voting rights, has the power to direct the activities of FTW that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for FTW’s policies and procedures, as well as establishing the strategic, operating and capital decisions of FTW in the ordinary course of business. Second, McAfee Corp. has an obligation to absorb potential losses of FTW or the right to receive potential benefits from FTW in proportion to its equity interest. As the primary beneficiary, McAfee Corp. consolidates the results of FTW for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.

The following table reflects the balance sheet of FTW that is consolidated within the condensed consolidated balance sheets, including Receivable from Parent, net and McAfee Corp.’s interest in the variable interest entity (“VIE”) that are eliminated upon consolidation.

(in millions)	March 27, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$344	$231
Accounts receivable, net	76	72
Deferred costs	155	137
Other current assets	44	42
Current assets of discontinued operations	312	432
Total current assets	931	914
Property and equipment, net	111	115
Goodwill	1,018	1,018
Identified intangible assets, net	666	729
Deferred tax assets	24	25
Receivable from Parent, net	31	46
Other long-term assets	86	67
Long-term assets of discontinued operations	2,524	2,560
Total assets	$5,391	$5,474
Liabilities and deficit
Current liabilities:
Accounts payable and other current liabilities	$217	$211
Accrued compensation and benefits	118	179
Accrued marketing	108	118
Income taxes payable	9	14
Long-term debt, current portion	44	44
Lease liabilities, current portion	10	10
Liability to Parent	19	—
Deferred revenue	915	823
Current liabilities of discontinued operations	947	970
Total current liabilities	2,387	2,369
Long-term debt, net	3,893	3,943
Deferred tax liabilities	6	5
Other long-term liabilities	128	153
Deferred revenue, less current portion	92	80
Long-term liabilities of discontinued operations	630	662
Total liabilities	7,136	7,212
Members’ deficit:
Deficit attributable to Continuing LLC Owners	(1,094)	(1,092)
Deficit attributable to McAfee Corp.	(651)	(646)
Total deficit	(1,745)	(1,738)
Total liabilities and deficit	$5,391	$5,474

NOTE 17: COMMITMENTS AND CONTINGENCIES

As of March 27, 2021, including amounts associated with our discontinued operations, we have unconditional purchase obligations of $445 million that expire at various dates through 2026 and guarantees of $11 million that expire at various dates through 2028.

Subsequent to March 27, 2021, we have executed contracts with additional unconditional purchase commitments in the amount of $16 million that we expect to incur in the years 2021 through 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As a global leader and trusted brand in cybersecurity for over 30 years, McAfee protects millions of consumers with one of the industry’s most comprehensive cybersecurity portfolios. Our award-winning products offer individuals and families protection for their digital lives. We meet the cyber security needs of consumers wherever they are, with solutions for device security, privacy and safe WiFi, online protection, and identity protection, among others. Our mission is to protect all things that matter through leading-edge cybersecurity.

Our consumer-focused products protect consumers across the digital spectrum. Our Personal Protection Service provides holistic digital protection of the individual and family wherever they go under our Total Protection and LiveSafe brands. We achieve this by integrating the following solutions and capabilities within our Personal Protection Service:

•
Device Security, which includes our Anti-Malware Software and Secure Home Platform products, keeps consumer devices, including mobile and home-use, protected from viruses, ransomware, malware, spyware, and phishing.
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

Our go-to-market digitally-led omnichannel approach reaches the consumer at crucial moments in their purchase lifecycle including direct to consumer online sales, acquisition through trial pre-loads on PC OEM devices, and other indirect modes via additional partners such as mobile providers, ISPs, electronics retailers, ecommerce sites, and search providers. We have longstanding exclusive partnerships with many of the leading PC OEMs and continue to expand our presence with mobile service providers and ISPs as the demand for mobile security protection increases. Through these relationships, our consumer security software is pre-installed on devices on either a trial basis until conversion to a paid subscription, which is enabled by a tailored renewal process that fits the customer’s journey, or through a live version that can be purchased directly through the OEMs’ website. Our consumer go-to-market channel also consists of partners including some of the largest electronics retailers and ISPs globally.

Planned Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement with a consortium led by Symphony Technology Group (“STG”) under which STG agreed to purchase certain of our Enterprise assets together with certain liabilities (“Enterprise Business”), representing substantially all of our Enterprise segment, for an all cash purchase price of $4.0 billion with an expected closing date by the end of 2021, subject to certain closing conditions. The divestiture of our Enterprise Business will enable us to shift our operational focus to our Consumer business and represents a strategic shift in our operations. As a result, the results of our Enterprise Business were classified as discontinued operations in our condensed consolidated statements of operations and thus excluded from both continuing operations and segment results for all periods presented. Starting in the first quarter of fiscal 2021, we operate as one reportable segment.

In addition to the repayment of approximately $1 billion of existing McAfee indebtedness, we also expect to use a portion of the proceeds from the transaction to pay approximately $175 million in customary transaction expenses and other one-time charges. The approximately $2.8 billion of remaining proceeds will be distributed by FTW, McAfee Corp.’s controlled subsidiary, on a pro rata basis to all holders, including McAfee Corp. McAfee Corp. expects to use its pro rata portion of such proceeds to pay approximately $300 million in required corporate taxes and related payments in connection with the transaction, and expects to use all remaining proceeds to pay a one-time special dividend of $4.50 per share to holders of our Class A common stock.

We also expect to pay approximately $300 million in additional one-time separation costs and stranded cost optimization, a portion of which will be expenses paid by proceeds from the transaction. In connection with the divestiture of the Enterprise Business, we expect to enter into a transition service agreement under which we will provide assistance to STG including, but not limited to, business support services and information technology services as well as a commercial services agreement under which we will provide certain product services and licensed technology.

Financial Highlights

For the three months ended March 27, 2021 compared to the three months ended March 28, 2020 we delivered the following:

•
Net revenue increased by 25% to $442 million

•
Net income increased by 944% to $94 million
•
Income from continuing operations increased by 938% to $83 million
•
Adjusted EBITDA increased by 25% to $199 million
•
Net cash provided by operating activities increased by 51% to $259 million
•
Free cash flow increased by 65% to $248 million

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

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. These developments include the severity and transmission rate of the disease, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions, the impact on economic activity and the impact of these and other factors. We have experienced growth and increased demand for our solutions in recent quarters, particularly with respect to our Consumer business, which may be due in part to greater demand for devices or our solutions in response to the COVID-19 pandemic. We cannot determine what, if any, portion of our growth in net revenue, the number of our Direct to Consumer customers, or any other measures of our performance during the fiscal 2021 compared to the fiscal 2020 was the result of such responses to the COVID-19 pandemic. See Risk Factors.

Fiscal Calendar

We maintain a 52- or 53-week fiscal year that ends on the last Saturday in December. The year ending December 25, 2021 is a 52-week year starting on December 27, 2020. These condensed consolidated financial statements are presented as of March 27, 2021, and December 26, 2020 and for the three months ended March 27, 2021 and three months ended March 28, 2020. The three months ended March 27, 2021 consisted of 13 weeks, and the three months ended March 28, 2020 consisted of 13 weeks.

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

We define Trailing Twelve Months (“TTM”) Dollar Based Retention – Core Direct to Consumer Customers as the annual contract value of Core Direct to Consumer Customer subscriptions that were renewed in the trailing twelve months divided by the annual contract value for Core Direct to Consumer Customers subscriptions that were up for renewal in the same period. We monitor TTM Dollar Based Retention as an important measure of the value we retain of our existing Core Direct to Consumer Customer base and as a measure of the effectiveness of the strategies we deploy to improve those rates over time.

	Three Months Ended
	March 27, 2021	March 28, 2020
Core Direct to Consumer Customers (in millions)	18.9	15.7
Monthly ARPC	$5.95	$6.07
TTM Dollar Based Retention - Core Direct to Consumer Customers	100%	98%

Non-GAAP Financial Measures

We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q for our continuing operations as well as our discontinued operations, including adjusted operating income, adjusted operating income margin, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income margin, and free cash flow and ratios based on these financial measures.

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA and Adjusted EBITDA Margin

We regularly monitor adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin to assess our operating performance. We define adjusted operating income as net income (loss), excluding the impact of amortization of intangible assets, equity-based compensation expense, restructuring expense, transformation and transition expenses, interest expense and other, net, provision for income tax expense, foreign exchange (gain) loss, net, income or loss from discontinued operations, net of taxes, and other costs that we do not believe are reflective of our ongoing operations. We define adjusted operating income from discontinued operations as income (loss) from discontinued operations, net of taxes, excluding the impact of amortization of intangible assets, equity-based compensation expense, restructuring expense, transformation and transition expenses and other costs attributable to the segment that we do not believe are reflective of the segment’s ongoing operations. Adjusted operating income margin is calculated as adjusted operating income divided by net revenue. We define adjusted EBITDA as adjusted operating income, excluding the impact of depreciation expense and certain other non-operating costs. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by net revenue. We believe presenting adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparisons of operations, as it eliminates the effects of certain variations unrelated to our overall performance. Adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table presents a reconciliation of our adjusted operating income and adjusted EBITDA to our net income for the periods presented:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Net income	$94	$9
Add: Amortization	63	63
Add: Equity-based compensation	14	14
Add: Acquisition and integration costs(2)	1	1
Add: Restructuring(3)	8	1
Add: Management fees(4)	—	2
Add: Transformation and transition(5)	1	7
Add: Executive severance(6)	—	2
Add: Interest expense and other, net	60	75
Add: Provision for income tax expense (benefit)	(3)	(10)
Add: Foreign exchange loss (gain), net	(35)	(11)
Less: Income from discontinued operations, net of taxes	(11)	(1)
Adjusted operating income	192	152
Add: Depreciation	7	7
Adjusted EBITDA	$199	$159
Net revenue	$442	$354
Net income margin	21.3%	2.5%
Adjusted operating income margin	43.4%	42.9%
Adjusted EBITDA margin	45.0%	44.9%

See “Description of Non-GAAP Adjustments” section for an explanation of adjustments to non-GAAP measures and other items.

The following table presents a reconciliation of our adjusted operating income and adjusted EBITDA from discontinued operations to our income from discontinued operations, net of taxes for the periods presented:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Income from discontinued operations, net of taxes	$11	$1
Add: Amortization	35	53
Add: Equity-based compensation	12	1
Add: Cash in lieu of equity awards(1)	1	3
Add: Acquisition and integration costs(2)	1	1
Add: Restructuring(3)	23	8
Add: Transformation and transition(5)	22	1
Add: Executive severance(6)	—	1
Add: Interest expense and other, net	1	—
Add: Provision for income tax expense	7	8
Adjusted operating income from discontinued operations	113	77
Add: Depreciation	4	9
Adjusted EBITDA from discontinued operations	$117	$86
Net revenue from discontinued operations	$331	$331
Income from discontinued operations, net of taxes margin	3.3%	0.3%
Adjusted operating income from discontinued operations margin	34.1%	23.3%
Adjusted EBITDA from discontinued operations margin	35.3%	26.0%

See “Description of Non-GAAP Adjustments” section for an explanation of adjustments to non-GAAP measures and other items.

Adjusted Net Income and Adjusted Net Income Margin

We regularly monitor adjusted net income and adjusted net income margin to assess our operating performance. We define adjusted net income as net income (loss), excluding the impact of amortization of intangible assets, amortization of debt issuance costs, equity-based compensation expense, restructuring expense, transformation and transition expenses, foreign exchange gain (loss), net, other costs, income or loss from discontinued operations, net of taxes. The adjusted provision for income taxes represents the tax effect on net income, adjusted for all of the listed adjustments, assuming that all consolidated net income was subject to corporate taxation for all periods presented. Adjusted net income margin is calculated as adjusted net income divided by net revenue. Adjusted net income and adjusted net income margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table presents a reconciliation of our adjusted net income to our net income for the periods presented:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Net income	$94	$9
Add: Amortization of debt discount and issuance costs	4	5
Add: Amortization	63	63
Add: Equity-based compensation	14	14
Add: Acquisition and integration costs(2)	1	1
Add: Restructuring(3)	8	1
Add: Management fees(4)	—	2
Add: Transformation and transition(5)	1	7
Add: Executive severance(6)	—	2
Add: Provision for income taxes (benefit)	(3)	(10)
Add: TRA adjustment(7)	5	—
Add: Foreign exchange loss (gain), net(8)	(35)	(11)
Less: Income from discontinued operations, net of taxes	(11)	(1)
Adjusted income before taxes	141	82
Adjusted provision for income taxes(9)	31	18
Adjusted net income	$110	$64
Net revenue	$442	$354
Net income margin	21.3%	2.5%
Adjusted net income margin	24.9%	18.1%

See “Description of Non-GAAP Adjustments” section for an explanation of adjustments to non-GAAP measures and other items.

The following table presents a reconciliation of our adjusted net income from discontinued operations, net of taxes to our income from discontinued operations, net of taxes for the periods presented:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Income from discontinued operations, net of taxes	$11	$1
Add: Amortization	35	53
Add: Equity-based compensation	12	1
Add: Cash in lieu of equity awards(1)	1	3
Add: Acquisition and integration costs(2)	1	1
Add: Restructuring(3)	23	8
Add: Transformation and transition(5)	22	1
Add: Executive severance(6)	—	1
Add: Provision for income taxes	7	8
Add: TRA adjustment(7)	1	—
Adjusted income from discontinued operations before taxes	113	77
Adjusted provision for income taxes(9)	25	17
Adjusted net income from discontinued operations	$88	$60
Net revenue from discontinued operations	$331	$331
Income from discontinued operations, net of taxes margin	3.3%	0.3%
Adjusted net income from discontinued operations margin	26.6%	18.1%

See “Description of Non-GAAP Adjustments” section for an explanation of adjustments to non-GAAP measures and other items.

Description of Non-GAAP Adjustments

Below are additional information to the adjustments for adjusted operating income, adjusted EBITDA, and adjusted net income:

(1)
As a result of our Sponsor’s purchase from Intel of a majority interest in FTW in April 2017, cash awards were provided to certain employees who held Intel equity awards in lieu of equity in Foundation Technology Worldwide LLC. In addition, as a result of the Skyhigh acquisition, cash awards were provided to certain employees who held Skyhigh equity awards in lieu of equity in FTW and vest over multiple periods based on employee service requirements. As these rollover awards reflect one-time grants to former employees of Intel and Skyhigh Networks in connection with these transactions, we believe this expense is not reflective of our ongoing results.
(2)
Represents both direct and incremental costs in connection with business acquisitions, including acquisition consideration structured as cash retention, third party professional fees, and other integration costs.
(3)
Represents both direct and incremental costs associated with costs to execute strategic restructuring events, including third-party professional fees and services, severance, and facility restructuring costs.
(4)
Represents management fees paid to certain affiliates of our Sponsors and Intel pursuant to the Management Services Agreement.
(5)
Represents costs incurred in connection with the announced sale of the Enterprise Business. Also includes costs incurred for transformational initiatives inclusive of duplicative run rate costs related to facilities and data center rationalization in 2020.
(6)
Represents severance for executive terminations not associated with a strategic restructuring event.
(7)
Represents the impact on net income of adjustments to liabilities under our tax receivable agreement.
(8)
Represents Foreign exchange gain (loss), net as shown on the condensed consolidated statements of operations. This amount is attributable to gains or losses on non-U.S. Dollar denominated balances and is primarily due to unrealized gains or losses associated with our 1st Lien Euro Term Loan.
(9)
Prior to our IPO our structure was that of a pass-through entity for U.S. federal income tax purposes with certain U.S. and foreign subsidiaries subject to income tax in their respective jurisdictions. Subsequent to the IPO, McAfee Corp. is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from Foundation Technology Worldwide LLC. The adjusted provision for income taxes represents the tax effect on net income, adjusted for all of the listed adjustments, assuming that all consolidated net income was subject to corporate taxation for all periods presented. We have assumed rate of 22% which represents our long term expected corporate tax rate excluding discrete and non-recurring tax items.

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

The following table presents a reconciliation of our free cash flow to our net cash provided by operating activities for the periods presented:

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Net cash provided by operating activities	$259	$171
Less: Capital expenditures(1)	(11)	(21)
Free cash flow(2)	$248	$150

(1)
Capital expenditures includes payments for property and equipment and capitalized labor costs incurred in connection with certain software development activities.
(2)
Free cash flow includes $50 million and $71 million, in cash interest payments for the three months ended March 27, 2021 and March 28, 2020, respectively.

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

In addition, in connection with the Reorganization Transactions and the IPO, McAfee Corp. entered into the tax receivable agreement as described in Note 1 to the condensed consolidated financial statements.

Equity-Based Compensation

Upon consummation of the IPO in October 2020, we modified the terms of our unvested FTW RSUs, outstanding cash-settled restricted equity units (“CRSU”s), and outstanding management equity participation units (“MEPU”s) to permit settlement in the Company’s Class A common stock, par value $0.001 per share (“Class A common stock”) (collectively, “Replacement RSUs”) in lieu of cash settlement, at the Company’s election. No service or performance vesting terms were changed at the time of modification. All of our outstanding equity awards were probable of vesting and the change was accounted for as a Type I modification. In addition, the Company granted stock options with a strike price equal to the IPO price to certain holders of MEPUs with distribution thresholds not fully satisfied at the time of modification and, at the time of the grant, recognized expense for these options immediately. See Note 10 to the condensed consolidated financial statements in Item 1 for a detailed discussion of equity-based compensation.

During February 2020, we modified the terms of certain management incentive unit grants to provide for vesting subject to the satisfaction of certain conditions, which resulted in the recognitions of $12 million incremental compensation expense for the modified award at their modification date.

The accounting impact resulting from the recognition of this equity-based compensation limits the comparability of our financial statements between periods. The table below shows the impact of all equity-based compensation on our financial statements.

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Cost of sales	$1	$—
Sales and marketing	3	1
Research and development	3	—
General and administrative	7	13
Total equity-based compensation expense from continuing operations	14	14
Discontinued operations	12	1
Total equity-based compensation expense	$26	$15

Composition of Revenues, Expenses, and Cash Flows

Net Revenue

We derive substantially all of our revenue from the sale of software subscriptions or royalty agreements, primarily through our indirect relationships with our partners or direct relationships with end customers through our website. We have various marketing programs with certain business partners who we consider customers and reduce revenue by the cash consideration given to these partners. Revenue is recognized as control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the promised goods or services.

Cost of Sales

Our total cost of sales include fees paid under revenue share arrangements, amortization of certain intangibles, transaction processing fees, the costs of providing delivery (i.e., hosting), support, which include salaries and benefits for employees and fees related to third parties, and technology licensing fees. We anticipate our total cost of sales to increase in absolute dollars as we grow our net revenue. Cost of sales as a percentage of net revenue may vary from period to period based on our investments in the business and the efficiencies we are able to realize going forward as well as due to the accounting for payments to channel partners discussed in Factors Affecting the Comparability of Our Results of Operations.

We expect the divestiture to lead to increased costs that were previously allocated to both segments to now be part of continuing operations which will have a dilutive impact on gross margins.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative, amortization of intangibles, and restructuring and transition charges.

We expect the divestiture to lead to increased costs that were previously allocated to both segments to now be part of continuing operations which will have a dilutive impact on operating margins. We also expect to pay approximately $300 million in additional one-time separation costs and stranded cost optimization, a portion of which will be expenses paid by proceeds from the transaction. The first quarter of 2021 included $22 million of stranded costs within income from continuing operations.

•
Sales and Marketing. Sales and marketing expenses consist primarily of product placement fees and marketing development funds, advertising and marketing promotions, salaries, commissions, benefits for sales and marketing personnel as well as allocated facilities and IT costs. Sales and marketing as a percentage of net revenue may vary from period to period based due to the accounting for payments to channel partners discussed in Factors Affecting the Comparability of Our Results of Operations.
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
•
Amortization of Intangibles. Amortization of intangibles includes the amortization of customer relationships and other assets associated with our acquisitions, including the Sponsor Acquisition in April 2017.
•
Restructuring. Restructuring and transition charges consists primarily of costs associated with employee severance and facility restructuring charges related to realignment of our workforce.

Interest Expense and Other, Net

Interest expense and other, net primarily relates to interest expense on our outstanding indebtedness to third parties. In connection with the divestiture of the Enterprise Business, we expect to enter into a transition service agreement under which we will provide assistance to STG including, but not limited to, business support services and information technology services.

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

We believe it is reasonably possible that subsequent to the closing of the sale of the Enterprise Business we will no longer have a cumulative loss incurred over the trailing three-year period. As a result, we could then consider subjective evidence, such as our projections for future growth, and may be able to reach a conclusion that the valuation allowance against the net deferred tax assets of our domestic entities will no longer be required. A release of the valuation allowance would have the following two distinct impacts in the period in which such release is recorded:

•
Recognition of certain deferred tax assets and corresponding income tax benefit that may be in excess of $150 million
•
Recognition of a long-term TRA liability and corresponding TRA expense that may be in excess of $200 million

Income from Discontinued Operations, Net of Taxes

Following the agreement with STG, the results of our Enterprise Business were classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented.

Results of Operations

The following tables set forth the condensed consolidated statements of operations in dollar amounts and as a percentage of our total revenue for the periods indicated. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Net revenue	$442	$354
Cost of sales	116	99
Gross profit	326	255
Operating expenses:
Sales and marketing	85	60
Research and development	44	38
General and administrative	48	58
Amortization of intangibles	36	36
Restructuring charges	8	1
Total operating expenses	221	193
Operating income	105	62
Interest expense and other, net	(60)	(75)
Foreign exchange gain (loss), net	35	11
Income (loss) from continuing operations before income taxes	80	(2)
Provision for income tax expense (benefit)	(3)	(10)
Income from continuing operations	83	8
Income from discontinued operations, net of taxes	11	1
Net income	$94	$9
Less: Net income attributable to redeemable noncontrolling interests	64	N/A
Net income attributable to McAfee Corp.	$30	N/A

	Three Months Ended
	March 27, 2021	March 28, 2020
Net revenue	100.0%	100.0%
Cost of sales	26.2%	28.0%
Gross profit	73.8%	72.0%
Operating expenses:
Sales and marketing	19.2%	16.9%
Research and development	10.0%	10.7%
General and administrative	10.9%	16.4%
Amortization of intangibles	8.1%	10.2%
Restructuring charges	1.8%	0.3%
Total operating expenses	50.0%	54.5%
Operating income	23.8%	17.5%
Interest expense and other, net	(13.6)%	(21.2)%
Foreign exchange gain (loss), net	7.9%	3.1%
Income (loss) from continuing operations before income taxes	18.1%	(0.6)%
Provision for income tax expense (benefit)	(0.7)%	(2.8)%
Income from continuing operations	18.8%	2.3%
Income from discontinued operations, net of taxes	2.5%	0.3%
Net income	21.3%	2.5%
Less: Net income attributable to redeemable noncontrolling interests	14.5%	N/A
Net income attributable to McAfee Corp.	6.8%	N/A

Net Revenue

	Three Months Ended		Variance in
(in millions, except percentages)	March 27, 2021	March 28, 2020	Dollars	Percent
Net revenue	$442	$354	$88	24.9%

Net revenue increased $88 million, or 24.9%, from $354 million for the three months ended March 28, 2020 to $442 million for the three months ended March 27, 2021. The increase was primarily driven by (i) growth in Core Direct to Consumer Customers, (ii) increases in TTM Dollar Based Retention - Core Direct to Consumer Customers, (iii) increases in secure search revenue, and (iv) growth in Mobile and Internet Service Provider business.

Cost of Sales

	Three Months Ended		Variance in
(in millions, except percentages)	March 27, 2021	March 28, 2020	Dollars	Percent
Cost of sales	$116	$99	$17	17.2%
Gross profit margin	73.8%	72.0%

Cost of sales increased $17 million, or 17.2%, from $99 million for the three months ended March 28, 2020 to $116 million for the three months ended March 27, 2021. The increase in cost of sales was primarily attributable to a $13 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base.

Operating Expenses

	Three Months Ended		Variance in
(in millions, except percentages)	March 27, 2021	March 28, 2020	Dollars	Percent
Sales and marketing	$85	$60	$25	41.7%
Research and development	44	38	6	15.8%
General and administrative	48	58	(10)	(17.2)%
Amortization of intangibles	36	36	—	—
Restructuring and transition charges	8	1	7	700.0%
Total	$221	$193	$28	14.5%

Sales and marketing expense increased $25 million, or 41.7%, from $60 million for the three months ended March 28, 2020 to $85 million for the three months ended March 27, 2021. The increase in sales and marketing expense was primarily attributable to (i) a $14 million increase in product placement fees and marketing development funds under agreements with certain OEM partners, primarily driven by increased PC shipments, (ii) a $6 million increase in marketing campaigns, and (iii) the increase in equity-based compensation expense discussed above.

Research and development expense increased $6 million, or 15.8%, from $38 million for the three months ended March 28, 2020 to $44 million for the three months ended March 27, 2021. The increase in research and development expense was primarily attributable to the increase in equity-based compensation expense discussed above.

General and administrative expense decreased $10 million, or 17.2%, from $58 million for the three months ended March 28, 2020 to $48 million for the three months ended March 27, 2021. The change was primarily attributable to (i) a decrease in equity-based compensation primarily driven by acceleration of vesting related to the departure of our former CEO in Q1 2020, partially offset by expense related to the Replacement RSUs and (ii) a decrease in rent expense due to expiring leases.

Amortization of intangibles for the three months ended March 28, 2020 was unchanged from amortization of intangibles for the three months ended March 27, 2021.

Restructuring and transition charges for the three months ended March 28, 2020 increased $7 million from $1 million for the three months ended March 28, 2020 to $8 million for the three months ended March 27, 2021. The increase is primarily the result of one-time termination benefits to the impacted employees, including severance payments and healthcare and other accrued benefits related to the workforce reduction that was initiated in December 2020.

Operating Income

	Three Months Ended		Variance in
(in millions, except percentages)	March 27, 2021	March 28, 2020	Dollars	Percent
Operating income	$105	$62	$43	69.4%
Operating income margin	23.8%	17.5%

Operating income increased $43 million, or 69.4%, from $62 million for the three months ended March 28, 2020 to $105 million for the three months ended March 27, 2021. The increase was primarily driven by the $88 million increase in net revenue discussed above, partially offset by (i) a $14 million increase in product placement fees and marketing development funds under agreements with certain OEM partners, primarily driven by increased PC shipments, (ii) a $13 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base, (iii) the $7 million increase in restructuring expenses and (iv) the increase in marketing campaigns.

Interest Expense and Other, Net

	Three Months Ended		Variance in
(in millions, except percentages)	March 27, 2021	March 28, 2020	Dollars	Percent
Interest expense and other, net	$(60)	$(75)	$15	(20.0)%

Interest expense and other, net decreased $15 million, or 20.0%, from $75 million for the three months ended March 28, 2020 to $60 million for the three months ended March 27, 2021. The decrease was primarily attributable to the payoff of our 2nd Lien Term Loan and the $300 million prepayment on our 1st Lien USD Term Note in the fourth quarter of 2020 in addition to a lower LIBOR rate, partially offset by $6 million in expense related to an adjustment in our liabilities under our tax receivable agreement.

Provision for Income Tax Expense

	Three Months Ended		Variance in
(in millions, except percentages)	March 27, 2021	March 28, 2020	Dollars	Percent
Provision for income tax expense (benefit)	$(3)	$(10)	$7	(70.0)%

Provision for income tax benefit decreased $7 million, or 70.0%, from a benefit of $10 million for the three months ended March 28, 2020 to a benefit of $3 million for the three months ended March 27, 2021. The change was primarily attributable to a $13 million decrease in reserve for uncertain tax positions due to an election to treat one of our subsidiary entities as a corporation for U.S federal income tax purposes in 2020, partially offset by an $8 million decrease in reserve for uncertain tax positions due to a ruling in a foreign jurisdiction in 2021.

Discontinued Operations

	Three Months Ended		Variance in
(in millions, except percentages)	March 27, 2021	March 28, 2020	Dollars	Percent
Net revenue	$331	$331	$—	—
Operating income	$19	$9	$10	111.1%
Income from discontinued operations before income taxes	$18	$9	$9	100.0%
Income tax expense	$7	$8	$(1)	(12.5)%
Income from discontinued operations, net of tax	$11	$1	$10	1000.0%

Net revenue – Discontinued Operations was unchanged for the three months ended March 28, 2020 compared to the amount for the three months ended March 27, 2021.

Operating income – Discontinued Operations increased $10 million from $9 million for the three months ended March 28, 2020 to $19 million for the three months ended March 27, 2021. The improvement was primarily driven by (i) a $32 million decrease in operating expenses primarily due to reduced headcount related to the reduction in force that was initiated in December 2020 and along with limited travel and events caused by the COVID-19 pandemic, (ii) a $18 million decrease in amortization expense due to assets that were fully amortized in 2020 in addition to stopping amortization in March 2021 for Enterprise Business assets held for sale, and (iii) a $5 million decrease in depreciation partially due to stopping depreciation in March 2021 for Enterprise Business assets held for sale. These increases were partially offset by (i) a $21 million increase in transformation and transition expenses due to expenses associated with the announced planned divestiture of the Enterprise Business, (ii) a $15 million increase in restructuring expenses related to the workforce reduction that was initiated in December 2020, and (iii) the $11 million increase in equity-based compensation expense discussed above.

Income tax expense - Discontinued Operations was consistent for the three months ended March 27, 2021 and the three months ended March 28, 2020.

Liquidity and Capital Resources

McAfee Corp. is a holding company with no operations and, as such, will depend on its subsidiaries for cash to fund all of its operations and expenses through the payment of distributions by its current and future subsidiaries, including Foundation Technology Worldwide LLC. The terms of the agreements governing our senior secured credit facilities contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to McAfee Corp. or to Foundation Technology Worldwide LLC unless certain financial tests are met. For a discussion of those restrictions, see “—Senior Secured Credit Facilities” below and “Risk Factors—Risks Related to Our Indebtedness—Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth” in our Annual Report on Form 10-K for the year ended December 26, 2020, filed with the SEC pursuant to Rule 424(b)(4) on March 1, 2021. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.

Sources of Liquidity

As of March 27, 2021, we had cash and cash equivalents of $346 million. Our primary source of cash for funding operations and growth has been through cash flows generated from operating activities. In addition, we have funded certain acquisitions, distributions to members, and to a lesser extent, capital expenditures and our operations, through borrowings under the Senior Secured Credit Facilities, primarily in the form of long-term debt obligations. As of March 27, 2021, we had $660 million of additional unused borrowing capacity under our Revolving Credit Facility.

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

Senior Secured Credit Facilities

As of March 27, 2021, our senior secured credit facilities (the “First Lien Credit Facilities”) consisted of a U.S. dollar-denominated term loan tranche of $2,725 million (the “First Lien USD Term Loan”), a Euro-denominated term loan tranche of €1,070 million (the “First Lien EUR Term Loan”, and together with the First Lien USD Term Loan, the “First Lien Term Loans”), and a $664 million Revolving Credit Facility, of which we have no outstanding borrowing. The Revolving Credit Facility includes a $50 million sublimit for the issuance of letters of credit.

The commitments under the First Lien Term Loans will mature on September 29, 2024. As of March 27, 2021, our total outstanding indebtedness under the Credit Facilities was $3,985 million. The First Lien Term Loans require equal quarterly repayments equal to 0.25% of the total amount borrowed.

As of March 27, 2021, the material terms of our outstanding debt remain unchanged from those described in our consolidated financial statements as of December 26, 2020.

Our 1st Lien Net Leverage Ratio as defined in the credit facility agreement was 2.8 as of March 27, 2021. For the three months ended March 27, 2021, the weighted average interest rate was 3.9% under the First Lien USD Term Loan and 3.5% under the First Lien EUR Term Loan. As of March 27, 2021, we had a total of $664 million of available borrowings under the Revolving Credit Facility, of which we had $4 million outstanding as letters of credit. We currently pay a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

We expect the proceeds from the transaction will be used for the repayment of approximately $1 billion of senior secured credit facilities. Refer to “—Planned Divestiture of Enterprise Business” above.

Tax Receivable Agreement

The contribution by the Continuing Owners to the Corporation of certain corporate entities in connection with the IPO (including the Reorganization Transactions) and future exchanges of LLC Units for shares of the Corporation’s Class A common stock are expected to produce or otherwise deliver to the Corporation favorable tax attributes that can reduce its taxable income. Prior to the completion of the IPO, the Corporation entered into a tax receivable agreement ("TRA"), which generally will require it to pay the TRA Beneficiaries 85% of the applicable cash savings, if any, in U.S. federal, state, and local income tax that the Corporation actually realizes or, in certain circumstances, is deemed to realize as a result of (i) all or a portion of the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) and tax basis adjustments in the assets of FTW (and its subsidiaries) as a result of sales or exchanges of LLC Units after the IPO, (iii) certain tax attributes of the corporations acquired by McAfee Corp. in connection with the Reorganization Transactions (including their allocable share of existing tax basis in the assets of FTW (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation generally will retain the benefit of the remaining 15% of the applicable tax savings. The payment obligations under the tax receivable agreement are obligations of McAfee Corp., and we expect that the payments that will be required to make under the tax receivable agreement will be substantial. As of March 27, 2021, we have recorded $2 million current portion and $6 million long-term portion of the TRA liability recorded within Accounts payable and other accrued liabilities and Other long-term liabilities, respectively, in the condensed consolidated balance sheet.

Dividend Policy

FTW is expected to pay a cash distribution to its members on a quarterly basis at an aggregate annual rate of approximately $200 million for fiscal 2021. The Corporation is expected to receive a portion of any such distribution through the LLC Units it holds directly or indirectly through its wholly-owned subsidiaries on the record date for any such distribution declared by FTW. The Corporation expects to use the proceeds it receives from such quarterly distribution to declare a cash dividend on its shares of Class A common stock. The Corporation declared or paid the following dividends during the three months ended March 27, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
December 9, 2020	December 24, 2020	January 7, 2021	$0.087	$14
March 11, 2021	March 26, 2021	April 9, 2021	$0.115	$19

We also expect to pay a one-time special dividend of $4.50 per share of Class A common stock outstanding in connection with the consummation of the sale of our Enterprise Business.

Consolidated Statements of Cash Flows

Our cash flows for the three months ended March 27, 2021 and March 28, 2020 were:

	Three Months Ended
	March 27, 2021	March 28, 2020
Net cash provided by operating activities	$259	$171
Net cash used in investing activities	(11)	(21)
Net cash provided by (used in) financing activities	(130)	239
Effect of exchange rate fluctuations on cash and cash equivalents	(3)	(4)
Change in cash and cash equivalents	$115	$385

See Note 3 to the condensed consolidated financial statements for additional cash flow information associated with our discontinued operations.

Operating Activities

For the three months ended March 27, 2021, net cash provided by operating activities was $259 million, as a result of net income of $94 million, adjusted for non-cash charges of $106 million and net cash inflow of $59 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $110 million in depreciation and amortization, $26 million in equity-based compensation, $1 million for deferred taxes, and $4 million in other operating activities, partially offset by $35 million in foreign exchange gains. The net cash inflow from changes in operating assets and liabilities was primarily due to (i) a $118 million decrease in accounts receivable, net which is primarily caused by seasonality of billings and collections related to discontinued operations, and (ii) a $45 million increase in deferred revenue primarily due to increases in deferred revenue balances resulting from increases in Consumer billings, partially offset by decreases resulting from seasonality of billings related to discontinued operations. These changes were partially offset primarily by (i) $48 million decrease in other liabilities primarily due to the payment of annual bonuses and larger year-end commissions in the first quarter of fiscal 2021, (ii) $34 million increase in other assets primarily driven by increases in long-term deferred revenue share with more long-term subscribers and in right of use assets recorded primarily due to new leases and (iii) a $20 million increase in deferred costs primarily due to increased deferred revenue share resulting from an increased subscriber base.

For the three months ended March 28, 2020, net cash provided by operating activities was $171 million, as a result of net income of $9 million, adjusted for non-cash charges of $154 million and net cash inflow of $8 million from changes in operating assets and liabilities. Non-cash charges consisted primarily of $132 million in depreciation and amortization, $15 million in equity-based compensation, and $17 million in other operating activities principally consisting of lease asset amortization and amortization of debt discount and issuance costs, partially offset by $11 million in foreign exchange gains. The net cash inflow from changes in operating assets and liabilities was primarily due to a $168 million decrease in accounts receivable, net which is primarily caused by seasonality of billings and collections related to discontinued operations, partially offset by (i) a $99 million decrease in other liabilities due to the payment of annual bonuses and larger year-end commissions in the first quarter of fiscal 2020, (ii) a $21 million decrease in accounts payable and accrued liabilities primarily due to timing of vendor payments, (iii) an $18 million decrease in deferred revenue largely driven by seasonality of billings related to discontinued operations, partially offset by increasing balances for Consumer deferred revenue, (iv) a $13 million increase in other assets primarily driven by increases in prepaid software and maintenance and in the right of use assets recorded primarily due to new leases, and (v) a $9 million increase in deferred costs primarily due to increased deferred revenue share resulting from an increased subscriber base.

Investing Activities

For the three months ended March 27, 2021, net cash used in investing activities was $11 million, which was primarily the result of additions to property and equipment.

For the three months ended March 28, 2020, net cash used in investing activities was $21 million, which was primarily the result of the additions to property and equipment of $20 million.

Financing Activities

For the three months ended March 27, 2021, net cash used in financing activities was $130 million, which was primarily the result of (i) distributions to members of FTW of $79 million, (ii) payment of tax withholding for shares withheld of $23 million, (iii) payment of dividend of $14 million to holders of Class A common stock, and (iv) payment of long-term debt of $11 million.

For the three months ended March 28, 2020, net cash provided by financing activities was $239 million, which was primarily the result of proceeds from drawing down on the revolving credit facility of $300 million, partially offset by (i) distributions to members of FTW of $50 million, and (ii) payment of long-term debt of $11 million.

Contractual Obligations and Commitments

As of March 27, 2021, including amounts associated with our discontinued operations, we have unconditional purchase obligations of $445 million that expire at various dates through 2026 and guarantees of $11 million that expire at various dates through 2028. For further information, see Note 17 to the condensed consolidated financial statements.

Off-balance Sheet Arrangements

As of March 27, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report of Form 10-K for the year ended December 26, 2020 filed with the SEC on March 1, 2021 pursuant to Rule 424(b) under the Securities Act, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report, except for those related to discontinued operations as a result of changes in reporting that relate to the pending divestiture of the Enterprise business.

Discontinued Operations

We review the presentation of planned business dispositions in the condensed consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the condensed consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the condensed consolidated statements of operations. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

Recent Accounting Pronouncements

For further information, see Note 2 to the condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Argentine Peso, Indian Rupee, British Pound Sterling, Australian Dollar, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 27, 2021 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations continue to grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk, such as using foreign currency forward and option contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion, and a strengthening U.S. dollar could slow international demand as products and services priced in the U.S. dollar become more expensive.

Interest Rate Risk

We utilize long-term debt to, among other things, finance our acquisitions and, to a lesser extent, our operations. We are exposed to interest rate risk on our outstanding floating rate debt instruments which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Certain borrowings under the Senior Secured Credit Facilities bear interest at a Euro currency rate determined by reference to LIBOR, plus an applicable margin, subject to established floors of 0.00%. During the fiscal year ended December 26, 2020 and three months ended March 27, 2021, applicable interest rates have been lower than the designated floors under our 1st Lien Euro Term Loan; therefore, certain interest rates under the Senior Secured Credit Facilities have not been subject to change. Assuming that the rates remain below the applicable floors under the Senior Secured Credit Facilities, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the Senior Secured Credit Facilities, would result in a minor change in interest expense on an annual basis.

In 2018 and through 2020, we entered into multiple interest rate swaps in order to fix a substantial amount of the LIBOR portion of our USD denominated variable rate borrowings. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our variable-rate borrowings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 27, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer).

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based upon the aforementioned evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 27, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 27, 2021, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

A description of the risk factors associated with the pending divestiture of our Enterprise business is set forth below. For a fulsome discussion of the other potential risks and uncertainties associated with our business, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2020, filed with the SEC pursuant to Rule 424(b)(4) on March 1, 2021.

Risks Related to the Pending Sale of our Enterprise Business

If we are unsuccessful at executing the separation and transition of the Enterprise business assets we sold to STG, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

For the last several years, we have experienced transitions in our business with the completion of our IPO, and the divestiture of a business which comprised a substantially whole operating segment. These transitions have involved significant turnover in management and other key personnel and changes in our strategic direction. Transitions of this type can be disruptive, result in the loss of focus and employee morale and make the execution of business strategies more difficult. We have made commitments to STG to provide transition services and certain threat intelligence data as has historically been provided to the Enterprise business. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

The proposed divestiture of the Enterprise business is subject to a number of conditions beyond our control. Failure to complete the proposed divestiture within the expected timeframe, or at all, could adversely affect our business, results of operations and our stock price.

The consummation of the purchase by STG of certain of our Enterprise assets remains conditioned, among other things, on: (i) the absence of any governmental order or law preventing the purchase or making the consummation of the purchase illegal, (ii) receipt of certain regulatory approvals, including the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of antitrust approvals in Germany and Turkey, and (iii) other customary closing conditions.

We cannot predict whether and when these remaining conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed divestiture, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed divestiture. Certain costs associated with the proposed divestiture have already been incurred or may be payable even if the proposed divestiture is not consummated. Finally, disruptions to our business resulting from the pendency of the proposed divestiture, including adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the proposed divestiture.

Our stock price may also fluctuate significantly based on announcements by STG and other third parties or us regarding the divestiture or based on market perceptions of the likelihood of us satisfying the closing conditions related to the divestiture. Such announcements may lead to perceptions in the market that the divestiture may not be completed, which could cause our stock price to fluctuate or decline. If we do not consummate the divestiture, the price of our common stock may decline significantly from the current market price. Any of these events could adversely affect our business, financial condition and results of operations and could cause a decline in the price of our common stock.

We may not achieve the intended benefits of the STG sale.

We may not realize some or all of the anticipated benefits from the STG sale. The resource constraints as a result of our focus on completing the transaction, which include the loss of employees, could have a continuing impact on the execution of our business strategy and our overall operating results. Further, our remaining employees may become concerned about the future of our remaining operations and lose focus or seek other employment.

Additionally, in connection with the divestiture, our Board of Directors expects to return a portion of the proceeds of the sale of our Enterprise business in the form of distributions paid to holders of LLC Units of FTW, including McAfee Corp., and to holders of our Class A common stock in the form of a special dividend of $4.50 per share to holders of our Class A common stock. The use of proceeds in this manner could impair our future financial growth.

Our future results of operations are dependent solely on the operations of our Consumer Business and will differ materially from our previous results.

The Enterprise business generated approximately 46% of our total revenue for fiscal 2020, and approximately 51% of our total revenue for fiscal 2019. Accordingly, our future financial results will differ materially from our previous results since our future financial results are dependent solely on our Consumer operations. Any downturn in our Consumer business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our outstanding securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure Pursuant to Section 13(r) of the Exchange Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which amended the Exchange Act to add Section 13(r) thereof, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether, during the relevant reporting period, it or any entity acting on its behalf knowingly engaged in certain activities, transactions or dealings relating to parties subject to sanctions administered by the Office of Foreign Assets Control (“OFAC”) within the U.S. Department of the Treasury, even if those transactions are authorized by law.

In March 2021, the Russian Federal Security Service (the “FSB”) was designated pursuant to Executive Order 13382, and is now subject to this requirement. Notwithstanding such designation, OFAC has issued General License No. 1B, authorizing certain transactions involving the FSB, including all transactions ordinarily incident and necessary to requesting, receiving, utilizing, paying for, or dealing in licenses, permits, certifications, or notifications issued or registered by the FSB for the importation, distribution, or use of information technology products in the Russian Federation, subject to certain limitations. Section 13(r) of the Exchange Act now requires disclosure of dealings with FSB, even where the activities were conducted in compliance with applicable laws and regulations, and where such activities, transactions, or dealings did not have a material financial or other impact on the issuer.

During the quarter ended March 27, 2021, one of our European distributors filed, on our behalf, six notifications with the FSB that are required to enable the importation and sale of certain McAfee cybersecurity products in the Russian Federation, in each case in compliance with General License No. 1B. However, no sales of any such products actually occurred in the Russian Federation during the quarter, and accordingly, these activities did not result in any revenue or otherwise contribute to our net income for the quarter. We expect our distributor to continue to file and maintain similar notifications with the FSB on our behalf, to the extent permitted by applicable U.S. sanctions laws and regulations.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Contribution and Equity Purchase Agreement, dated March 6, 2021, by and among McAfee, LLC, McAfee Security UK LTD, and Magenta Buyer LLC.	8-K	001-39651	2.1	3/8/2021

10.1*	Offer Letter, dated as of September 30, 2020, by and between McAfee, LLC and Ashish Agarwal

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the three months ended March 27, 2021, has been formatted in Inline XBRL and included in Exhibit 101

+ Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McAfee Corp.

Date: May 6, 2021	By:	/s/ Peter Leav
Peter Leav
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Venkat Bhamidipati
Venkat Bhamidipati
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)