Form 10-Q
period 2021-06-26
McAfee Corp.
filed 2021-08-10
CIK 1783317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

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

As of August 3, 2021, there were 168,968,217 shares of the Registrant’s Class A common stock, $0.001 par value per share, outstanding and 265,376,691 shares of the Registrant’s Class B Common Stock, par value $0.001 per share, outstanding.

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
the efficiency and success of our transition to a pure-play Consumer cybersecurity company following the sale of our Enterprise Business;
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
•
TPG Global LLC’s (“TPG”), Thoma Bravo L.P.’s (“Thoma Bravo”), and Intel Americas, Inc’s (“Intel”) significant influence over us and our status as a “controlled company” under the rules of The Nasdaq Global Select Market (the “Exchange”);
•
risks relating to our corporate structure, tax rates, and tax receivable agreement (“TRA”); and
•
the other factors identified under the heading “Risk Factors” in our Item 1A of this Quarterly Report on Form 10-Q.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

•
The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
•
If we are unsuccessful at executing our business plan and necessary transition activities as a standalone consumer cybersecurity company following the recent sale of our Enterprise Business (as defined herein), our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
•
We may not achieve the intended benefits of the sale of our Enterprise Business.
•
Our future results of operations are dependent solely on the operations of our pure play consumer cybersecurity business and will differ materially from our previous results.
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
•
As a multinational corporation, forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates.
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

•
We rely significantly on third-party channel partners to facilitate the sale of our products and solutions. If we fail to manage our sales and distribution channels effectively, or if our partners choose not to market and sell our solutions to their customers, our operating results could be adversely affected.
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
•
Our substantial leverage could adversely affect our financial condition.
•
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to take certain actions.
•
Our principal asset is our interest in Foundation Technology Worldwide LLC, and we are dependent upon Foundation Technology Worldwide LLC and its consolidated subsidiaries for our results of operations, cash flows, and distributions.
•
We are required to pay certain Continuing Owners and certain Management Owners (in each case as defined herein) for certain tax benefits we may realize or are deemed to realize in accordance with the tax receivable agreement between us and such Continuing Owners and Management Owners, and we expect that the payments we will be required to make will be substantial.
•
In certain circumstances, under its limited liability company agreement, Foundation Technology Worldwide LLC will be required to make tax distributions to us, the Continuing Owners and certain Management Owners and the distributions that Foundation Technology Worldwide LLC will be required to make may be substantial.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	June 26, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$420	$231
Accounts receivable, net	95	102
Deferred costs	163	137
Other current assets	44	42
Current assets of discontinued operations	317	402
Total current assets	1,039	914
Property and equipment, net	103	115
Goodwill	1,018	1,018
Identified intangible assets, net	631	729
Deferred tax assets	25	24
Other long-term assets	93	68
Long-term assets of discontinued operations	2,528	2,560
Total assets	$5,437	$5,428
Liabilities, redeemable noncontrolling interests and deficit
Current liabilities:
Accounts payable and other current liabilities	$257	$227
Accrued compensation and benefits	117	179
Accrued marketing	94	118
Income taxes payable	18	14
Long-term debt, current portion	44	44
Lease liabilities, current portion	9	10
Deferred revenue	926	823
Current liabilities of discontinued operations	925	970
Total current liabilities	2,390	2,385
Long-term debt, net	3,904	3,943
Deferred tax liabilities	7	5
Other long-term liabilities	138	153
Deferred revenue, less current portion	93	80
Long-term liabilities of discontinued operations	609	662
Total liabilities	7,141	7,228
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	7,687	4,840
Equity (deficit):
Class A common stock, $0.001 par value - 1,500,000,000 shares authorized, 166,004,840 shares issued and outstanding as of June 26, 2021 and 161,267,412 shares issued and outstanding as of December 26, 2020	—	—
Class B common stock, $0.001 par value - 300,000,000 shares authorized, 265,376,691 shares issued and outstanding as of June 26, 2021 and 267,065,127 shares issued and outstanding as of December 26, 2020	—	—
Additional paid-in capital	(9,306)	(6,477)
Accumulated deficit	(52)	(118)
Accumulated other comprehensive income (loss)	(33)	(45)
Total deficit	(9,391)	(6,640)
Total liabilities, redeemable noncontrolling interests and deficit	$5,437	$5,428

See the accompanying notes to the condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net revenue	$467	$383	$909	$737
Cost of sales	116	110	232	209
Gross profit	351	273	677	528
Operating expenses:
Sales and marketing	89	80	174	140
Research and development	48	37	92	75
General and administrative	45	42	93	100
Amortization of intangibles	13	36	49	72
Restructuring charges (Note 9)	—	—	8	1
Total operating expenses	195	195	416	388
Operating income	156	78	261	140
Interest expense and other, net	(58)	(74)	(118)	(149)
Foreign exchange gain (loss), net	(20)	(17)	15	(6)
Income (loss) from continuing operations before income taxes	78	(13)	158	(15)
Provision for income tax expense (benefit)	10	5	7	(5)
Income (loss) from continuing operations	68	(18)	151	(10)
Income from discontinued operations, net of taxes	40	40	51	41
Net income	$108	$22	$202	$31
Less: Net income attributable to redeemable noncontrolling interests	72	N/A	136	N/A
Net income attributable to McAfee Corp.	$36	N/A	$66	N/A

Net income attributable to McAfee Corp.:
Income from continuing operations attributable to McAfee Corp.	$23	N/A	$50	N/A
Income from discontinued operations attributable to McAfee Corp.	13	N/A	16	N/A
Net income attributable to McAfee Corp.	$36	N/A	$66	N/A

Earnings per share attributable to McAfee Corp., basic:
Continuing operations	$0.14	N/A	$0.31	N/A
Discontinued operations	0.08	N/A	0.10	N/A
Earnings per share, basic(1)	$0.22	N/A	$0.40	N/A

Earnings per share attributable to McAfee Corp., diluted:
Continuing operations	$0.14	N/A	$0.30	N/A
Discontinued operations	0.07	N/A	0.09	N/A
Earnings per share, diluted(1)	$0.21	N/A	$0.39	N/A

Weighted-average shares outstanding, basic	165.0	N/A	163.7	N/A
Weighted-average shares outstanding, diluted	182.8	N/A	179.5	N/A
(1)
Basic and diluted earnings per share of Class A common stock are not applicable prior to the initial public offering (“IPO”) and related Reorganization Transactions (as defined in Note 1 to the condensed consolidated financial statements). See Note 15 Earnings Per Share in the notes to the condensed consolidated financial statements for the number of shares used in the computation of earnings per share of Class A common stock and the basis for the computation of earnings per share. May not foot due to rounding.

See the accompanying notes to the condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$108	$22	$202	$31
Other comprehensive income (loss):
Interest rate cash flow hedges:
Gain (loss) on interest rate cash flow hedges, net of tax	—	(17)	9	(96)
Reclassification adjustments for income on interest rate cash flow hedges	12	11	24	15
Pension and postretirement benefits income, net of tax	—	—	1	—
Total comprehensive income (loss)	$120	$16	$236	$(50)
Less: Comprehensive income attributable to redeemable noncontrolling interests	80	N/A	158	N/A
Total comprehensive income attributable to McAfee Corp.	$40	N/A	$78	N/A

See the accompanying notes to the condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 26, 2021	June 27, 2020

Cash flows from operating activities:
Net income	$202	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	252
Equity-based compensation	78	19
Deferred taxes	—	5
Foreign exchange (gain) loss, net	(15)	6
Other operating activities	29	27
Change in assets and liabilities:
Accounts receivable, net	100	126
Deferred costs	(32)	(22)
Other assets	(45)	(14)
Other current liabilities	6	(29)
Deferred revenue	10	(27)
Other liabilities	(38)	(86)
Net cash provided by operating activities	448	288
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(5)
Additions to property and equipment	(14)	(25)
Other investing activities	(4)	(3)
Net cash used in investing activities	(18)	(33)
Cash flows from financing activities:
Proceeds from the issuance of Member units	—	1
Payment for the long-term debt	(22)	(21)
Distributions to members of FTW	(148)	(130)
Payment of dividends	(33)	—
Payment of tax withholding for shares and units withheld	(38)	(2)
Payment of IPO related expenses	(3)	—
Other financing activities	5	(10)
Net cash used in financing activities	(239)	(162)
Effect of exchange rate fluctuations on cash and cash equivalents	(2)	(3)
Change in cash and cash equivalents	189	90
Cash and cash equivalents, beginning of period	231	167
Cash and cash equivalents, end of period	$420	$257
Supplemental disclosures of noncash investing and financing activities and cash flow information:
Acquisition of property and equipment included in current liabilities	$(6)	$(5)
Distributions to members of FTW included in liabilities	(31)	(1)
Dividends payable included in liabilities	(19)	—
Other	—	3
Cash paid during the period for:
Interest, net of cash flow hedges	(101)	(141)
Income taxes, net of refunds	(29)	(22)

See the accompanying notes to the condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

AND REDEEMABLE NONCONTROLLING INTERESTS

(in millions, except share amounts)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at March 27, 2021	$—	$—	$—	162,372,554	$—	267,065,127	$—	$(7,835)	$(88)	$(37)	$(7,960)	$6,177	$(1,783)
Distributions to RNCI	—	—	—	—	—	—	—	—	—	—	—	(65)	(65)
Dividend declared	—	—	—	—	—	—	—	(19)	—	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	4	4	8	12
Equity-based awards expense, net of equity withheld to cover taxes	—	—	—	1,132,129	—	—	—	38	—	—	38	—	38
Stock issuances	—	—	—	222,153	—	—	—	5	—	—	5	—	5
RNCI units conversion into Class A shares	—	—	—	2,278,004	—	(1,688,436)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	36	—	36	72	108
Impact of change in ownership in RNCI	—	—	—	—	—	—	—	(38)	—	—	(38)	38	—
Fair value adjustment for RNCI	—	—	—	—	—	—	—	(1,457)	—	—	(1,457)	1,457	—
Balance at June 26, 2021	$—	$—	$—	166,004,840	$—	265,376,691	$—	$(9,306)	$(52)	$(33)	$(9,391)	$7,687	$(1,704)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at March 28, 2020	$(137)	$(707)	$(1,376)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,220)
Distributions to Members	—	(81)	—	—	—	—	—	—	—	—	—	—	(81)
Other comprehensive loss, net of tax	(6)	—	—	—	—	—	—	—	—	—	—	—	(6)
Equity-based awards expense, net of equity withheld to cover taxes	—	2	—	—	—	—	—	—	—	—	—	—	2
Unit issuances	—	1	—	—	—	—	—	—	—	—	—	—	1
Net income	—	—	22	—	—	—	—	—	—	—	—	—	22
Balance at June 27, 2020	$(143)	$(785)	$(1,354)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,282)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at December 26, 2020	$—	$—	$—	161,267,412	$—	267,065,127	$—	$(6,477)	$(118)	$(45)	$(6,640)	$4,840	$(1,800)
Distributions to RNCI	—	—	—	—	—	—	—	—	—	—	—	(152)	(152)
Dividend declared	—	—	—	—	—	—	—	(38)	—	—	(38)	—	(38)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	12	12	22	34
Equity-based awards expense, net of equity withheld to cover taxes	—	—	—	2,237,271	—	—	—	45	—	—	45	—	45
Stock issuances	—	—	—	222,153	—	—	—	5	—	—	5	—	5
RNCI units conversion into Class A shares	—	—	—	2,278,004	—	(1,688,436)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	66	—	66	136	202
Impact of change in ownership in RNCI	—	—	—	—	—	—	—	(42)	—	—	(42)	42	—
Fair value adjustment for RNCI	—	—	—	—	—	—	—	(2,799)	—	—	(2,799)	2,799	—
Balance at June 26, 2021	$—	$—	$—	166,004,840	$—	265,376,691	$—	$(9,306)	$(52)	$(33)	$(9,391)	$7,687	$(1,704)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at December 28, 2019	$(62)	$(647)	$(1,385)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,094)
Distributions to Members	—	(131)	—	—	—	—	—	—	—	—	—	—	(131)
Other comprehensive loss, net of tax	(81)	—	—	—	—	—	—	—	—	—	—	—	(81)
Equity-based awards expense, net of equity withheld to cover taxes	—	17	—	—	—	—	—	—	—	—	—	—	17
Unit issuances	—	1	—	—	—	—	—	—	—	—	—	—	1
Unit repurchases (Note 6)	—	(10)	—	—	—	—	—	—	—	—	—	—	(10)
Reclassification of redeemable units (Note 6)	—	(17)	—	—	—	—	—	—	—	—	—	—	(17)
Net income	—	—	31	—	—	—	—	—	—	—	—	—	31
Other	—	2	—	—	—	—	—	—	—	—	—	—	2
Balance at June 27, 2020	$(143)	$(785)	$(1,354)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,282)

See the accompanying notes to the condensed consolidated financial statements.

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

Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement (the “Purchase Agreement”) with a consortium led by Symphony Technology Group (“STG”) under which STG agreed to purchase certain of our Enterprise assets together with certain of our Enterprise liabilities (“Enterprise Business”), representing substantially all of our Enterprise segment, for an all-cash purchase price of $4.0 billion. The divestiture transaction closed on July 27, 2021. The divestiture of our Enterprise Business represents a strategic shift in our operations that allows us to focus on our Consumer business. As a result of the divestiture, the results of our Enterprise Business were reclassified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Starting in the first quarter of fiscal 2021, we began to operate in one reportable segment as the Enterprise Business comprised substantially all of our Enterprise segment. Results of discontinued operations includes all revenues and expenses directly derived from our Enterprise Business, with the exception of general corporate overhead costs that were previously allocated to our Enterprise segment but have not been allocated to discontinued operations. The Enterprise Business, as specified in the Purchase Agreement, was reclassified as discontinued operations in our condensed consolidated balance sheets, subject to changes set forth in the Purchase Agreement, which included amendments to the agreement in July, 2021. See Note 3 for additional information about the divestiture of our Enterprise Business.

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

Financial information includes the accounts of the Company and was prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions within the Company have been eliminated in consolidation. These condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The condensed consolidated balance sheet as of December 26, 2020, has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2020, which were recast to reflect discontinued operations and filed with our Current Report on Form 8-K on August 2, 2021. The results of operations for the three and six months ended June 26, 2021 are not necessarily indicative of the results expected for the entire fiscal year. We have reclassified certain prior period amounts to conform to our current period presentation.

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

The effect of the novel coronavirus (“COVID-19”) pandemic on our business, operations, and financial results is dependent upon future developments, including the duration of the pandemic and the related length of its impact on the global economy and vaccines, which are unknown at this time. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, several of our estimates and assumptions may change materially in future periods due to the impact of the COVID-19 pandemic.

Fiscal Calendar

We maintain a 52- or 53-week fiscal year that ends on the last Saturday in December. The year ending December 25, 2021 is a 52-week year starting on December 27, 2020. These condensed consolidated financial statements are presented as of June 26, 2021 and December 26, 2020, and for the three and six months ended June 26, 2021 and the three and six months ended June 27, 2020. The three and six months ended June 26, 2021 consisted of 13 and 26 weeks, respectively, and the three and six months ended June 27, 2020 consisted of 13 and 26 weeks, respectively.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as of and for the six months ended June 26, 2021, except for those related to discontinued operations and those noted in Note 2, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 26, 2020, which were recast to reflect discontinued operations and filed with our Current Report on Form 8-K on August 2, 2021.

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

NOTE 2: RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. We adopted ASU 2019-12 on December 27, 2020 and it had no material impact on our consolidated financial statements and related disclosures.

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

NOTE 3: DISCONTINUED OPERATIONS AND TRANSITION COSTS

On March 6, 2021, we entered into a definitive agreement with a consortium led by STG, pursuant to which STG agreed to purchase our Enterprise Business for an all-cash purchase price of $4.0 billion, which closed on July 27, 2021. In connection with the divestiture of the Enterprise Business, we entered into a transition service agreement under which we will provide assistance to STG including, but not limited to, business support services and information technology services as well as a commercial services agreement under which we will provide certain product services and licensed technology.

The following table presents the aggregate amounts of the classes of assets and liabilities sold under the definitive agreement with STG:

(in millions)	June 26, 2021	December 26, 2020
Assets:
Accounts receivable, net	$194	$290
Deferred costs	102	96
Other current assets	21	16
Total current assets of discontinued operations	317	402
Property and equipment, net	37	34
Intangible assets, net	881	915
Goodwill	1,413	1,413
Deferred tax assets	40	43
Other long-term assets	157	155
Total assets of discontinued operations	$2,845	$2,962
Liabilities:
Accounts payable and other current liabilities	$37	$39
Accrued compensation and benefits	18	18
Accrued marketing	8	6
Lease liabilities, current portion	17	15
Deferred revenue	845	892
Total current liabilities of discontinued operations	925	970
Deferred tax liabilities	6	7
Other long-term liabilities	58	51
Deferred revenue, less current portion	545	604
Total liabilities of discontinued operations	$1,534	$1,632

The following table presents information regarding certain components of income from discontinued operations, net of taxes:

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net revenue	$346	$333	$677	$664
Operating income	$54	$49	$73	$58
Income before income taxes	$51	$49	$69	$58
Income tax expense	$11	$9	$18	$17
Income from discontinued operations, net of taxes	$40	$40	$51	$41

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Six Months Ended
(in millions)	June 26, 2021	June 27, 2020
Depreciation and amortization	$41	$112
Equity-based compensation expense	$45	$3
Additions to property and equipment	$3	$4

In July 2021, two amendments to the definitive agreement with a consortium led by STG for the purchase of the Enterprise Business were executed. The amendments modified certain provisions for assets and liabilities to be transferred as well as the timing and procedures for transfer of certain assets and employees in foreign jurisdictions in connection with the sale, and clarifying requirements for maintenance of such assets prior to transfer. The amendments also include certain other modifications or clarifications of the purchase agreement.

On July 27, 2021, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Business to STG for an all-cash purchase price of $4.0 billion. In connection with the transaction, we expect to recognize a gain in excess of $2 billion, net of taxes. As a direct result of the taxable gain on the Enterprise Business divestiture, we expect to realize certain tax benefits subject to our TRA and thus we expect to record a TRA liability of between $170 million and $260 million.

Subsequent to the completion of the sale of the Enterprise Business, we notified our lenders of our intent to prepay approximately $1 billion of our indebtedness, which will be completed in August 2021. In connection with this prepayment, we expect to incur a loss on extinguishment of debt in Q3 2021 of approximately $10 million related to recognition of unamortized discount and deferred financing costs (Note 11). We also terminated $150 million of our $250 million notional interest rate swap that had an expiration date of January 29, 2022 (Note 13).

Additionally, on August 3, 2021, the Board of Directors of McAfee Corp. declared a special one-time cash dividend of $4.50 per share of Class A common stock payable to shareholders of record at 5:00 PM Eastern Time on August 13, 2021 (the “Special Dividend”). In connection with the declaration of the Special Dividend, the Board of Directors of McAfee Corp., as sole managing member of FTW, authorized FTW to declare a special one-time cash distribution to its members in the aggregate of approximately $2.8 billion (the “Special Distribution”). The Special Distribution is expected to result in the payment of approximately $1.7 billion to Continuing LLC Owners and approximately $1.1 billion to McAfee Corp. McAfee Corp. will use approximately $0.8 billion of its share of the Special Distribution to pay the Special Dividend to participating shareholders on or about August 27, 2021. Under the provisions of our equity plans, the Special Dividend is anticipated to constitute an equity restructuring under applicable accounting rules, which will require us to make certain adjustments to our outstanding equity awards.

In connection with the sale of the Enterprise Business we have incurred costs consisting primarily of consulting fees, legal fees, and other costs to facilitate the sale transaction and the separation of the Enterprise Business, including incremental costs associated with data disentanglement and acceleration of data migration to the cloud. During the three and six months ended June 26, 2021, we recorded $39 million and $61 million, respectively, for these transition costs. These costs are recorded within Income from discontinued operations, net of taxes, on the condensed consolidated statements of operations.

NOTE 4: REVENUE FROM CONTRACTS WITH CUSTOMERS

Deferred Revenue

During the six months ended June 26, 2021, we recognized $553 million from our deferred revenue balance as of December 26, 2020. During the six months ended June 27, 2020, we recognized $483 million in revenue from our deferred revenue balance as of December 28, 2019.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 26, 2021, we have $1,019 million in estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), which includes deferred revenue and amounts that will be billed and recognized as revenue in future periods. We expect to recognize approximately 91% as revenue over the next 12 months, 9% in next 13 to 36 months.

Net Revenue by Geographic Region

Net revenue by geographic region based on the sell-to address of the end-users is as follows:

	Three Months Ended				Six Months Ended
(in millions except percentages)	June 26, 2021	% of Total	June 27, 2020	% of Total	June 26, 2021	% of Total	June 27, 2020	% of Total
Americas	$309	66.2%	$251	65.5%	$601	66.1%	$482	65.4%
EMEA	109	23.3%	90	23.5%	213	23.4%	175	23.7%
APJ	49	10.5%	42	11.0%	95	10.5%	80	10.9%
Total net revenue	$467	100.0%	$383	100.0%	$909	100.0%	$737	100.0%

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan. See Note 8 for individual countries that accounted for more than 10% of net revenue.

Net Revenue by Channel

Direct to Consumer revenue is from customers who transact with us directly through McAfee web properties, including those converted after the trial period of the McAfee product preinstalled on their new PC purchase or converted subsequent to their subscription period purchased from another channel. Indirect revenue is driven by users who purchase directly through a partner inclusive of mobile providers, ISPs, electronics retailers, ecommerce sites, and search providers.

Net revenue by channel of the end-users is as follows:

	Three Months Ended				Six Months Ended
(in millions except percentages)	June 26, 2021	% of Total	June 27, 2020	% of Total	June 26, 2021	% of Total	June 27, 2020	% of Total
Direct to Consumer	$344	73.7%	$294	76.8%	$673	74.0%	$575	78.0%
Indirect	123	26.3%	89	23.2%	236	26.0%	162	22.0%
Total net revenue	$467	100.0%	$383	100.0%	$909	100.0%	$737	100.0%

NOTE 5: LEASES

As of June 26, 2021, we have operating leases primarily for corporate offices and data centers and no significant finance leases. Information related to operating leases, including leases associated with our discontinued operations, was as follows:

	Six Months Ended
(in millions)	June 26, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities	$19	$20
Right-of-use assets obtained in exchange for lease obligations	20	14

Lease expense from continuing operations	$7	$9
Lease expense from discontinued operations	11	10
Total lease expense	$18	$19

Balance sheet information related to leases, excluding leases associated with our discontinued operations, was as follows:

(in millions)	June 26, 2021	December 26, 2020
Other long-term assets	$31	$33
Lease liabilities, current portion	$9	$10
Other long-term liabilities	34	37
Total lease liabilities	$43	$47
Weighted Average Remaining Lease Term (in years)	8	8
Weighted Average Discount Rate (percentage)	6.1%	6.3%

Maturities of lease liabilities, excluding lease liabilities associated with our discontinued operations, were as follows:

(in millions)	June 26, 2021
Remainder of 2021	$5
2022	8
2023	6
2024	5
2025	5
Thereafter	26
Total lease payments	55
Less imputed interest	(12)
Total lease liabilities	$43

NOTE 6: TRANSACTIONS WITH MEMBERS, SHAREHOLDERS AND RELATED PARTIES

Total tax and excess cash distributions to its members declared by FTW were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
FTW members excluding McAfee Corp.	$65	$81	$152	$131
McAfee Corp.	39	—	90	—
Total tax and excess cash distributions declared	$104	$81	$242	$131

McAfee Corp. used a portion of its share of the cash distributions declared by FTW to declare or pay the dividends noted in the table below during the six months ended June 26, 2021. Remaining distributions received by McAfee Corp. were used for corporate taxes and general corporate purposes.

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
December 9, 2020	December 24, 2020	January 7, 2021	$0.087	$14
March 11, 2021	March 26, 2021	April 9, 2021	$0.115	$19
June 10, 2021	June 25, 2021	July 9, 2021	$0.115	$19

Distributions and dividends of $50 million were recorded primarily within Accounts payable and other current liabilities on the condensed consolidated balance sheet as of June 26, 2021, and $50 million was paid in July 2021.

In February 2020, we entered into an agreement with our former President and Chief Executive Officer to repurchase equity units for an aggregate repurchase price of $10 million. We also agreed to repurchase his remaining outstanding equity units in April 2021 at fair market value, contingent on the satisfaction of certain terms and conditions. Upon a sale of the company or an IPO prior to the repurchase date, the units were not required to be repurchased. The units were classified as temporary equity within Redeemable units from the time of the agreement until the IPO when they were reclassified to permanent equity. As of June 27, 2020, the estimated value of the April 2021 repurchase was $17 million.

We had these additional transactions, inclusive of discontinued operations, with TPG, Intel or other Continuing LLC Owners and companies owned or partially owned by those parties that therefore qualify as related parties. These transactions include sales of our products and purchases of various goods or services.

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Sales with related parties:
TPG affiliates	$—	$—	$1	$1
Other	—	2	—	2
Total	$—	$2	$1	$3
Payments to related parties:
Intel	$—	$2	$1	$2
TPG	—	4	—	5
TPG affiliates	8	7	18	15
Other	2	2	2	9
Total	$10	$15	$21	$31

Revenue from the sales transactions are recognized in accordance with our revenue recognition policy.

Our Intel receivable, net consisted of the following:

(in millions)	June 26, 2021	December 26, 2020
Intel receivable(1)
Tax indemnity	$9	$8
Total	9	8
Intel payable(1)
Tax indemnity	(3)	(2)
Total	(3)	(2)
Total, net(2)	$6	$6
(1)
We have the contractual right of offset of our receivables and payables with Intel.
(2)
As of June 26, 2021, $5 million and $1 million are recorded in Other current assets and Other long-term assets, respectively, on the condensed consolidated balance sheet. As of December 26, 2020, $3 million and $3 million are recorded in Other current assets and Other long-term assets, respectively, on the condensed consolidated balance sheet.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets to be disposed of as a result of our agreement with STG to sell certain assets of Enterprise Business were included in assets of discontinued operations in our condensed consolidated balance sheets as of June 26, 2021 and December 26, 2020, and accordingly, are excluded from the tables below.

Goodwill

Goodwill was $1,018 million as of June 26, 2021 and December 26, 2020.

Intangible Assets, Net

	June 26, 2021			December 26, 2020
(in millions)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships and other	$758	$(605)	$153	$758	$(556)	$202
Acquired and developed technology	517	(450)	67	517	(401)	116
Total intangible assets subject to amortization	1,275	(1,055)	220	1,275	(957)	318
Intangible assets not subject to amortization:
Brand	411	—	411	411	—	411
Total intangible assets not subject to amortization	411	—	411	411	—	411
Total intangible assets	$1,686	$(1,055)	$631	$1,686	$(957)	$729

Amortization expense for purchased and developed intangible assets is as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020	Statements of Operations Classification
Customer relationships and other	$13	$36	$49	$72	Amortization of intangibles
Acquired and developed technology	22	27	49	54	Cost of sales
Total	$35	$63	$98	$126

Based on identified intangible assets that are subject to amortization as of June 26, 2021, we expect future amortization expense to be as follows:

(in millions)	Total
Remainder of 2021	$72
2022	76
2023	28
2024	20
2025	19
Thereafter	5
Total	$220

NOTE 8: SEGMENT AND GEOGRAPHIC INFORMATION

Historically, we had two operating segments, which also represented our reportable segments and reporting units. The Consumer segment focused on providing security solutions for consumers, while the Enterprise segment focused on providing security solutions for large enterprise, governments, small and medium-sized businesses. On March 6, 2021, we entered into a definitive agreement to sell certain assets together with certain liabilities of our Enterprise Business to STG, representing substantially all of our Enterprise segment. The divestiture of the Enterprise Business, which was completed on July 27, 2021, allows us to shift our operational focus to our Consumer business and represents a strategic shift in our operations. Therefore, the results of our Enterprise Business were classified as discontinued operations in our condensed consolidated statements of operations and thus excluded from both continuing operations and segment results for all periods presented. Accordingly, we now have one reportable segment with the change reflected in all periods presented.

Net revenue by country based on the sell-to address of the end-users is as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
U.S.	$284	$231	$552	$442
Other(1)	183	152	357	295
Total net revenue	$467	$383	$909	$737

(1)
No other individual country accounted for more than 10% of net revenue.

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

In connection with the agreement to sell certain assets of our Enterprise Business, a portion of our Restructuring charges were classified to discontinued operations for all periods presented. Restructuring charges are as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Employee severance and benefits	$—	$—	$8	$1
Restructuring charges attributable to continuing operations	—	—	8	1
Employee severance and benefits	2	—	24	8
Facility restructuring	—	—	1	—
Restructuring charges attributable to discontinued operations	2	—	25	8
Total restructuring charges	$2	$—	$33	$9

In January 2020, we commenced the 2020 transformation initiative, in which we realigned our staffing across various departments. As part of the initiative, we incurred employee severance and benefits costs of $1 million recorded in restructuring charges in the condensed consolidated statement of operations for the six months ended June 27, 2020, respectively.

In December 2020, we initiated a workforce reduction and other restructuring activities designed to continue to improve operating margins in connection with the reorientation of our Enterprise Business and realignment of staffing in other departments, which was announced in February 2021 following the notification of affected employees. These activities were substantially completed in the second quarter of fiscal year 2021. As part of the initiative, in December 2020 we recognized $16 million in connection with the workforce reduction and other restructuring activities. During the three and six months ended June 26, 2021, we recognized $2 million and $33 million in restructuring charges, respectively. These charges consist primarily of one-time termination benefits to the impacted employees, including severance payments and healthcare and other accrued benefits. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

The balance of our restructuring activities are as follows:

(in millions)	Total
Employee severance and benefits
As of December 26, 2020	$16
Additional accruals	32
Cash payments	(41)
As of June 26, 2021	$7

NOTE 10: EMPLOYEE INCENTIVES

Equity-Based Compensation

Equity-based compensation costs recognized in our condensed consolidated statements of operations were:

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Cost of sales	$1	$—	$2	$—
Sales and marketing	4	—	7	1
Research and development	7	—	10	—
General and administrative	7	2	14	15
Total equity-based compensation expense from continuing operations	19	2	33	16
Discontinued operations	33	2	45	3
Total equity-based compensation expense	$52	$4	$78	$19

As of June 26, 2021, there was $303 million of unrecognized equity-based compensation cost, which is expected to be recognized over a weighted average vesting period of 2.5 years.

During the six months ended June 26, 2021, we granted 1.8 million Restricted Stock Units (“RSU”s) with a grant date fair value of $42 million as part of the divestiture of the Enterprise Business (“Enterprise RSU grant”). The Enterprise RSU grants are expected to vest over a weighted average service period of less than one year.

During the six months ended June 26, 2021, we granted an additional 4.8 million RSU's with a grant date fair value of $107 million. These RSUs are generally expected to vest over a four-year period. We also granted 0.6 million Performance Stock Units (“PSU”s) with a fair value of $13 million. PSUs are generally expected to vest over a weighted average three-year period.

Deferred Cash and Equity

As of June 26, 2021, our outstanding deferred cash and equity related to our acquisitions is as follows:

(in millions)
Outstanding deferred cash and equity balance at December 26, 2020	$13
Accruals	3
Cash payment	(15)
Outstanding deferred cash and equity balance at June 26, 2021	$1

As of June 26, 2021, we have unrecognized expense relating to deferred cash of $3 million with a remaining weighted average service period of less than one year. Deferred cash is recorded within Accrued compensation and benefits on the condensed consolidated balance sheet.

NOTE 11: DEBT

Our long-term debt balance consisted of the following:

(in millions)	June 26, 2021	December 26, 2020
Long-term debt, net:
1st Lien USD Term Loan(1)	$2,690	$2,701
1st Lien Euro Term Loan(2)	1,269	1,298
Long-term debt, net of unamortized discounts	3,959	3,999
Unamortized deferred financing costs	(11)	(12)
Current installments of long-term debt	(44)	(44)
Total	$3,904	$3,943
(1)
During the six months ended June 26, 2021, the weighted average interest rate was 3.9%
(2)
During the six months ended June 26, 2021, the weighted average interest rate was 3.5%

Long-Term Debt

As of June 26, 2021, the material terms of our outstanding debt remain unchanged from those described in our consolidated financial statements as of December 26, 2020.

Subsequent to the completion of the sale of the Enterprise Business, we notified our lenders of our intent to prepay approximately $1 billion of our indebtedness, which will be completed in August 2021. In connection with this prepayment, we expect to incur a loss on extinguishment of debt in Q3 2021 of approximately $10 million related to recognition of unamortized discount and deferred financing costs (Note 3).

Revolving Credit Facility

As of June 26, 2021 and December 26, 2020, we had a letter of credit of $4 million issued against the Revolving Credit Facility and $660 million of undrawn capacity under the Revolving Credit Facility, for which our commitment fee on the unused portion was 0.25%.

Debt Covenants and Restrictions

No event of default had occurred under any of our debt obligations as of June 26, 2021. We were not required to make any additional prepayments above the 0.25% per quarter amortization of the 1st Lien Term Loans during the six months ended June 26, 2021.

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

We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and may not accurately anticipate actual outcomes. Tax position recognition is a matter of judgment based on the individual facts and circumstances of our position evaluated in light of all available evidence. As of June 26, 2021 and December 26, 2020, we had uncertain tax positions, including interest and penalties, of $7 million and $16 million, respectively, primarily recorded within Other long-term liabilities and Other long-term assets on the condensed consolidated balance sheets. In the next 12 months, it is reasonably possible to have an audit closure or statute expirations in one of our foreign jurisdictions. We do not believe the amount to have a significant impact to our consolidated financial statements. A portion of income taxes and uncertain tax positions has been indemnified by Intel (Note 6).

Tax Receivable Agreement

As realizability of the net deferred tax assets has not met the more likely than not recognition criteria, the liability under the TRA has not met the probable recognition criteria in the accompanying condensed consolidated balance sheet as of June 26, 2021, except for the $2 million current portion and $12 million long-term portion of the TRA liability recorded within Accounts payable and other accrued liabilities and Other long-term liabilities, respectively, in the condensed consolidated balance sheet.

We believe it is reasonably possible subsequent to the closing of the sale of the Enterprise Business we will no longer have a cumulative loss incurred over the trailing three-year period. As a result, we could then consider subjective evidence, such as our projections for future growth, and may conclude that the valuation allowance against the net deferred tax assets of our domestic entities will no longer be required. A release of the valuation allowance would have the following impact in the period in which such release is recorded:

•
Recognition of certain deferred tax assets and corresponding discrete income tax benefit up to $125 million.
•
Recognition of a long-term TRA liability and corresponding TRA expense of $170 million to $260 million, including the TRA liability recorded directly as a result of tax attributes utilized from the Enterprise Business divestiture (Note 3). This TRA liability relates to net deferred tax assets that did not meet the probable recognition criteria as of December 26, 2020 and thus was not recorded in our consolidated balance sheet as of that date.

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

The fair value of our financial instruments are as follows:

(in millions)	Level 1	Level 2	Level 3
As of June 26, 2021
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 11)	$—	$(3,991)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(86)	$—
As of December 26, 2020
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 11)	$—	$(4,033)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(119)	$—

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

Interest Rate Swaps

We have multiple interest rate swaps in order to fix the LIBOR portion of our USD denominated variable rate borrowings (Note 11). As of June 26, 2021, the outstanding effective arrangements were as follows:

Notional Value (in millions)	Effective Date	Expiration Date	Fixed Rate
$250	January 29, 2018	January 29, 2022	2.41%
$275	January 29, 2018	January 29, 2023	2.48%
$275	January 29, 2018	January 29, 2023	2.49%
$475	March 29, 2019	March 29, 2024	2.40%
$750	March 4, 2020	September 29, 2024	2.07%
$250	March 29, 2020	March 29, 2024	0.93%
$225	January 29, 2021	January 29, 2024	0.42%

Subsequent to the completion of the sale of the Enterprise Business, we notified our lenders of our intent to prepay approximately $1 billion of our indebtedness, which will be completed in August 2021. We also terminated $150 million of our $250 million notional interest rate swap that had an expiration date of January 29, 2022 (Note 3).

The gross amounts of our interest rate swaps, which are subject to master netting arrangements, were as follows:

(in millions)	Gross amounts recognized	Gross amount offset in Balance Sheets	Net amounts presented in Balance Sheets
As of June 26, 2021
Accounts payable and other current liabilities	$(41)	$—	$(41)
Other long-term liabilities	(45)	—	(45)
As of December 26, 2020
Accounts payable and other current liabilities	$(43)	$—	$(43)
Other long-term liabilities	(76)	—	(76)

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

The following table summarizes the ownership and economic interest in FTW LLC:

	June 26, 2021		December 26, 2020
(in millions except percentages)	Units Outstanding	Ownership %	Units Outstanding	Ownership %
Number of LLC Units held by McAfee Corp.	166.0	38.0%	161.3	37.2%
Number of LLC Units and vested MIUs held by RNCI	271.3	62.0%	272.5	62.8%
Total LLC Units and vested MIUs outstanding	437.3	100.0%	433.8	100.0%

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

Prior to the Reorganization Transactions, the FTW capital structure primarily included FTW LLC Units. Certain holders of these units exchanged their FTW LLC units for Class A common stock of the Corporation in the Reorganization Transactions with the remaining FTW LLC Units reflecting RNCI in the Corporation. The completion of the Reorganization Transactions created the Corporation’s current capital structure, which is not reflective of the capital structure of FTW’s business prior to the Reorganization Transactions. Therefore, earnings per share information has not been presented for the three and six months ended June 27, 2020.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and six months ended June 26, 2021, the periods wherein the Corporation had outstanding Class A common stock.

	Three Months Ended			Six Months Ended
(in millions except per share data)	June 26, 2021			June 26, 2021
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income attributable to McAfee Corp., basic	$23	$13	$36	$50	$16	$66
Net income attributable to change in ownership percentage due to dilutive equity awards	2	—	2	4	—	4
Less: Provision for income tax expense(1)	—	—	—	—	—	—
Net income attributable to McAfee Corp., diluted	$25	$13	$38	$54	$16	$70
Denominator:
Weighted average shares of Class A common stock outstanding, basic	165.0	165.0	165.0	163.7	163.7	163.7
Dilutive impact of equity awards(2)	17.8	17.8	17.8	15.8	15.8	15.8
Weighted average shares of Class A common stock outstanding, diluted	182.8	182.8	182.8	179.5	179.5	179.5

Earnings per share attributable to McAfee Corp., basic
Earnings per share, basic(3)	$0.14	$0.08	$0.22	$0.31	$0.10	$0.40
Earnings per share attributable to McAfee Corp., diluted
Earnings per share, diluted(4)	$0.14	$0.07	$0.21	$0.30	$0.09	$0.39
(1)
Represents incremental income tax provision we would have recognized due to change in ownership.
(2)
Represents the dilutive impact of equity awards.
(3)
Amounts may not add due to rounding.
(4)
For the three and six months ended June 26, 2021, 271.5 million and 272.7 million weighted average units were excluded from dilution, respectively. The excluded units consist primarily of RNCI that is excluded from dilution because its effects would have been anti-dilutive.

NOTE 16: VARIABLE INTEREST ENTITIES

Upon completion of our IPO, McAfee Corp. became the sole managing member of FTW with 100% of the management and voting power in FTW. In its capacity as managing member, McAfee Corp. has the sole authority to make decisions on behalf of FTW and bind FTW to signed agreements. Further, FTW maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that FTW is a limited partnership or similar legal entity as contemplated in ASC 810, Consolidation.

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

(in millions)	June 26, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$416	$231
Accounts receivable, net	95	102
Deferred costs	163	137
Other current assets	44	42
Current assets of discontinued operations	317	402
Total current assets	1,035	914
Property and equipment, net	103	115
Goodwill	1,018	1,018
Identified intangible assets, net	631	729
Deferred tax assets	25	25
Receivable from Parent, net	—	46
Other long-term assets	93	67
Long-term assets of discontinued operations	2,528	2,560
Total assets	$5,433	$5,474
Liabilities and deficit
Current liabilities:
Accounts payable and other current liabilities	$236	$211
Accrued compensation and benefits	117	179
Accrued marketing	94	118
Income taxes payable	18	14
Long-term debt, current portion	44	44
Lease liabilities, current portion	9	10
Liability to Parent, net	3	—
Deferred revenue	926	823
Current liabilities of discontinued operations	925	970
Total current liabilities	2,372	2,369
Long-term debt, net	3,904	3,943
Deferred tax liabilities	7	5
Other long-term liabilities	126	153
Deferred revenue, less current portion	93	80
Long-term liabilities of discontinued operations	609	662
Total liabilities	7,111	7,212
Members’ deficit:
Deficit attributable to Continuing LLC Owners	(1,041)	(1,092)
Deficit attributable to McAfee Corp.	(637)	(646)
Total deficit	(1,678)	(1,738)
Total liabilities and deficit	$5,433	$5,474

NOTE 17: COMMITMENTS AND CONTINGENCIES

As of June 26, 2021, including amounts associated with our discontinued operations, we have unconditional purchase obligations of $431 million that expire at various dates through 2026 and guarantees of $11 million that expire at various dates through 2028.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As a global leader and trusted brand in cybersecurity for over 30 years, McAfee protects millions of consumers with one of the industry’s most comprehensive cybersecurity portfolios. Our award-winning products offer individuals and families protection for their digital lives. We meet the cyber security needs of consumers wherever they are, with solutions for device security, privacy and safe Wi-Fi, online protection, and identity protection, among others. Our mission is to protect all things that matter through leading-edge cybersecurity.

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

Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement (the “Purchase Agreement”) with a consortium led by Symphony Technology Group (“STG”) under which STG agreed to purchase certain of our Enterprise assets together with certain of our Enterprise liabilities (“Enterprise Business”), representing substantially all of our Enterprise segment, for an all-cash purchase price of $4.0 billion. The divestiture transaction closed on July 27, 2021. The divestiture of our Enterprise Business, represents a strategic shift in our operations that will allow us to focus on our Consumer business. As a result of the divestiture, the results of our Enterprise Business were reclassified as discontinued operations in our condensed consolidated statements of operations and thus excluded from both continuing operations and segment results for all periods presented. Starting in the first quarter of fiscal 2021, we began to operate as one reportable segment as the Enterprise Business comprised substantially all of our Enterprise segment. Results of discontinued operations includes all revenues and expenses directly derived from our Enterprise Business, with the exception of general corporate overhead costs that were previously allocated to our Enterprise segment but have not been allocated to discontinued operations. The Enterprise Business, as specified in the Purchase Agreement, was reclassified as discontinued operations in our condensed consolidated balance sheets, subject to changes set forth in the Purchase Agreement, which included amendments to the agreement in July 2021.

Only July 27, 2021, we completed the sale of our Enterprise Business to STG for an all-cash purchase price of $4.0 billion. In connection with the transaction, we expect to recognize a gain in excess of $2 billion, net of taxes. As a direct result of the taxable gain on the Enterprise Business divestiture, we expect to realize certain tax benefits subject to our TRA and thus expect to record a TRA liability of between $170 million to $260 million.

Subsequent to the completion of the sale of the Enterprise Business, we notified our lenders of our intent to prepay approximately $1 billion of our indebtedness, which will be completed in August 2021. In connection with this prepayment, we expect to incur a loss on extinguishment of debt in Q3 2021 of approximately $10 million related to recognition of unamortized discount and deferred financing costs. We also terminated $150 million of our $250 million notional interest rate swap that had an expiration date of January 29, 2022 (Note 3). We also expect to use a portion of the proceeds from the transaction to pay approximately $175 million in customary transaction expenses and other one-time charges.

Additionally, on August 3, 2021, the Board of Directors of McAfee Corp. declared a special one-time cash dividend of $4.50 per share of Class A common stock payable to shareholders of record on August 13, 2021 (the “Special Dividend”). In connection with the declaration of the Special Dividend, the Board of Directors of McAfee Corp., as sole managing member of FTW, authorized FTW to declare a special one-time cash distribution to its members in the aggregate of approximately $2.8 billion (the “Special Distribution”). The Special Distribution is expected to result in the payment of approximately $1.7 billion to Continuing LLC Owners and approximately $1.1 billion to McAfee Corp. McAfee Corp. will use a portion of its share of the Special Distribution to pay the Special Dividend to participating shareholders on or about August 27, 2021. Under the provisions of our equity plans, the Special Dividend is anticipated to constitute an equity restructuring under applicable accounting rules, which will require us to make certain adjustments to our outstanding equity awards. McAfee Corp. expects to use approximately $0.8 billion of its share of the Special Distribution to pay the Special Dividend, and we expect to use the remainder of the proceeds to pay up to $0.3 billion in required corporate taxes and related payments in connection with the transaction.

We also expect to pay approximately $300 million in additional one-time separation costs and stranded cost optimization, a portion of which will be expenses paid by proceeds from the transaction. In connection with the divestiture of the Enterprise Business, we entered into a transition service agreement under which we will provide assistance to STG including, but not limited to, business support services and information technology services as well as a commercial services agreement under which we will provide certain product services and licensed technology.

Financial Highlights

For the three months ended June 26, 2021 compared to the three months ended June 27, 2020 we delivered the following:

•
Net revenue increased by 22% to $467 million
•
Net income increased by 391% to $108 million
•
Income from continuing operations increased by 478% to $68 million
•
Adjusted EBITDA increased by 38% to $218 million

For the six months ended June 26, 2021 compared to the six months ended June 27, 2020 we delivered the following:

•
Net revenue increased by 23% to $909 million
•
Net income increased by 552% to $202 million
•
Income from continuing operations increased by 1,610% to $151 million
•
Adjusted EBITDA increased by 32% to $417 million
•
Net cash provided by operating activities increased by 56% to $448 million
•
Free cash flow increased by 65% to $430 million

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

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. These developments include the severity and transmission rate of the disease, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions and vaccines, the impact on economic activity and the impact of these and other factors. We have experienced growth and increased demand for our solutions in recent quarters, which may be due in part to greater demand for devices or our solutions in response to the COVID-19 pandemic. We cannot determine what, if any, portion of our growth in net revenue, the number of our Direct to Consumer customers, or any other measures of our performance during the fiscal 2021 compared to the fiscal 2020 was the result of such responses to the COVID-19 pandemic.

Fiscal Calendar

We maintain a 52- or 53-week fiscal year that ends on the last Saturday in December. The year ending December 25, 2021 is a 52-week year starting on December 27, 2020. These condensed consolidated financial statements are presented as of June 26, 2021 and December 26, 2020, and for the three and six months ended June 26, 2021 and the three and six months ended June 27, 2020. The three and six months ended June 26, 2021 consisted of 13 and 26 weeks, respectively, and the three and six months ended June 27, 2020 consisted of 13 and 26 weeks, respectively.

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

We define Core Direct to Consumer Customers as active subscribers whose transaction for a subscription is directly with McAfee. These customers include those who (i) transact with us directly through McAfee web properties, (ii) are converted during or after the trial period of the McAfee product preinstalled on their new PC purchase, or (iii) are channel led subscribers who are converted to Core Direct to Consumer Customers after expiration of their subscription of our product initially purchased through our retail, ecommerce or PC OEM partners.

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

	June 26, 2021	June 27, 2020
Core Direct to Consumer Customers (in millions)	19.4	16.6
TTM Dollar Based Retention - Core Direct to Consumer Customers	100%	98%

	Three Months Ended
	June 26, 2021	June 27, 2020
Monthly ARPC	$5.99	$6.06

Non-GAAP Financial Measures

We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q for our continuing operations, including adjusted operating income, adjusted operating income margin, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income margin, and free cash flow and ratios based on these financial measures.

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA and Adjusted EBITDA Margin

We regularly monitor adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin to assess our operating performance. We define adjusted operating income as net income (loss), excluding the impact of amortization of intangible assets, equity-based compensation expense, interest expense and other, net, provision for income tax expense, foreign exchange (gain) loss, net, income (loss) from discontinued operations, net of taxes, and other costs that we do not believe are reflective of our ongoing operations. Adjusted operating income margin is calculated as adjusted operating income divided by net revenue. We define adjusted EBITDA as adjusted operating income, excluding the impact of depreciation expense plus certain other non-operating costs. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by net revenue. We believe presenting adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparisons of operations, as it eliminates the effects of certain variations unrelated to our overall performance. Adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table presents a reconciliation of our adjusted operating income and adjusted EBITDA to our net income for the periods presented:

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$108	$22	$202	$31
Add: Amortization	35	63	98	126
Add: Equity-based compensation	19	2	33	16
Add: Cash in lieu of equity awards(1)	—	1	—	1
Add: Acquisition and integration costs(2)	1	2	2	3
Add: Restructuring(3)	—	—	8	1
Add: Management fees(4)	—	2	—	4
Add: Transformation(5)	—	2	1	9
Add: Executive severance(6)	—	1	—	3
Add: Interest expense and other, net	58	74	118	149
Add: Provision for income tax expense (benefit)	10	5	7	(5)
Add: Foreign exchange loss (gain), net(8)	20	17	(15)	6
Less: Income from discontinued operations, net of taxes	(40)	(40)	(51)	(41)
Adjusted operating income	211	151	403	303
Add: Depreciation	7	7	14	14
Adjusted EBITDA	$218	$158	$417	$317
Net revenue	$467	$383	$909	$737
Net income margin	23.1%	5.7%	22.2%	4.2%
Adjusted operating income margin	45.2%	39.4%	44.3%	41.1%
Adjusted EBITDA margin	46.7%	41.3%	45.9%	43.0%

See “Description of Non-GAAP Adjustments” section for an explanation of adjustments to non-GAAP measures and other items.

Adjusted Net Income and Adjusted Net Income Margin

We regularly monitor adjusted net income and adjusted net income margin to assess our operating performance. Adjusted net income assumes all net income (loss) is attributable to McAfee Corp., which assumes the full exchange of all outstanding LLC Units for shares of Class A common stock of McAfee Corp., and is adjusted for the impact of amortization of intangible assets, amortization of debt issuance costs, equity-based compensation expense, foreign exchange loss (gain), net, income (loss) from discontinued operations, net of taxes, and other costs that we do not believe are reflective of our ongoing operations. The adjusted provision for income taxes represents the tax effect on net income, adjusted for all of the listed adjustments, assuming that all consolidated net income was subject to corporate taxation for all periods presented. We have assumed an annual effective tax rate of 22%, which represents our long term expected corporate tax rate excluding discrete and non-recurring tax items. This amount has been recast for periods reported previously.

Adjusted net income margin is calculated as adjusted net income divided by net revenue. Adjusted net income and adjusted net income margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and adjusted net income does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
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

The following table presents a reconciliation of our adjusted net income to our net income for the periods presented:

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$108	$22	$202	$31
Add: Amortization of debt discount and issuance costs	4	4	8	9
Add: Amortization	35	63	98	126
Add: Equity-based compensation	19	2	33	16
Add: Cash in lieu of equity awards(1)	—	1	—	1
Add: Acquisition and integration costs(2)	1	2	2	3
Add: Restructuring(3)	—	—	8	1
Add: Management fees(4)	—	2	—	4
Add: Transformation(5)	—	2	1	9
Add: Executive severance(6)	—	1	—	3
Add: Provision for income taxes (benefit)	10	5	7	(5)
Add: TRA adjustment(7)	3	—	8	—
Add: Foreign exchange loss (gain), net(8)	20	17	(15)	6
Less: Income from discontinued operations, net of taxes	(40)	(40)	(51)	(41)
Adjusted income before taxes	$160	$81	$301	$163
Adjusted provision for income taxes(9)	35	18	66	36
Adjusted net income	$125	$63	$235	$127
Net revenue	$467	$383	$909	$737
Net income margin	23.1%	5.7%	22.2%	4.2%
Adjusted net income margin	26.8%	16.4%	25.9%	17.2%

See “Description of Non-GAAP Adjustments” section for an explanation of adjustments to non-GAAP measures and other items.

Description of Non-GAAP Adjustments

Below are additional information to the adjustments for adjusted operating income, adjusted EBITDA, and adjusted net income:

(1)
As a result of the purchase from Intel of a majority interest in Foundation Technology Worldwide LLC (“FTW”) in April 2017, cash awards were provided to certain employees who held Intel equity awards in lieu of equity in FTW. As these rollover awards reflect one-time grants to former employees of Intel in connection with these transactions, we believe this expense is not reflective of our ongoing results.
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
(4)
Represents management fees paid to certain affiliates of TPG, Thoma Bravo, and Intel pursuant to the Management Services Agreement.
(5)
Represents costs incurred for transformational initiatives inclusive of duplicative run rate costs related to facilities and data center rationalization in 2020.
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
(9)
Prior to our IPO, our structure was that of a pass-through entity for U.S. federal income tax purposes with certain U.S. and foreign subsidiaries subject to income tax in their respective jurisdictions. Subsequent to the IPO, McAfee Corp. is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from FTW. The adjusted provision for income taxes represents the tax effect on net income, adjusted for all of the listed adjustments, assuming that all consolidated net income was subject to corporate taxation for all periods presented. We have assumed an annual effective tax rate of 22% which represents our long term expected corporate tax rate excluding discrete and non-recurring tax items.

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

The following table presents a reconciliation of our free cash flow to our net cash provided by operating activities for the periods presented:

	Six Months Ended
(in millions)	June 26, 2021	June 27, 2020
Net cash provided by operating activities	$448	$288
Less: Capital expenditures(1)	(18)	(28)
Free cash flow(2)	$430	$260
(1)
Capital expenditures includes payments for property and equipment and capitalized labor costs incurred in connection with certain software development activities.
(2)
Free cash flow includes $101 million and $141 million, in cash interest payments for the six months ended June 26, 2021 and June 27, 2020, respectively.

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

Impact of the Reorganization Transactions

McAfee Corp. is a corporation for U.S. federal and state income tax purposes. Following the Reorganization Transactions as defined in Note 1 to the condensed consolidated financial statements, FTW is the predecessor of McAfee Corp. for accounting purposes. FTW is and remains a partnership for U.S. federal income tax purposes and will therefore generally not be subject to any U.S. federal income taxes at the entity level in respect of income it recognizes directly or through its U.S. and foreign subsidiaries that are also pass-through or disregarded entities for U.S. federal income tax purposes. Instead, taxable income and loss of these entities will flow through to the members of FTW (including McAfee Corp. and certain of its subsidiaries) for U.S. federal income tax purposes. Certain of FTW’s non-U.S. subsidiaries that are treated as pass-through or disregarded entities for U.S. federal income tax purposes are nonetheless treated as taxable entities in their respective jurisdictions and are thus subject to non-U.S. taxes at the entity level. FTW also has certain U.S. and foreign subsidiaries that are treated as corporations for U.S. federal income tax purposes and that therefore are or may be subject to income tax at the entity level. McAfee Corp. pays U.S. federal, state and local income taxes as a corporation on its share of the taxable income of FTW (taking into account the direct and indirect ownership of FTW by McAfee Corp.).

In addition, in connection with the Reorganization Transactions and the IPO, McAfee Corp. entered into the tax receivable agreement as described in Note 1 to the condensed consolidated financial statements.

Equity-Based Compensation

Upon consummation of the IPO in October 2020, we modified the terms of our unvested FTW RSUs, outstanding cash-settled restricted equity units (“CRSU”s), and outstanding management equity participation units (“MEPU”s) to permit settlement in the Company’s Class A common stock, par value $0.001 per share (“Class A common stock”) (collectively, “Replacement RSUs”) in lieu of cash settlement, at the Company’s election. No service or performance vesting terms were changed at the time of modification. All of our outstanding equity awards were probable of vesting and the change was accounted for as a Type I modification. In addition, the Company granted stock options with a strike price equal to the IPO price to certain holders of MEPUs with distribution thresholds not fully satisfied at the time of modification and, at the time of the grant, recognized expense for these options immediately. See Note 10 to the condensed consolidated financial statements in Item 1 for discussion of equity-based compensation.

During February 2020, we modified the terms of certain management incentive unit grants to provide for vesting subject to the satisfaction of certain conditions, which resulted in the recognition of $12 million incremental compensation expense for the modified awards at their modification date.

The accounting impact resulting from the recognition of this equity-based compensation limits the comparability of our financial statements between periods. The table below shows the impact of all equity-based compensation on our financial statements.

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Cost of sales	$1	$—	$2	$—
Sales and marketing	4	—	7	1
Research and development	7	—	10	—
General and administrative	7	2	14	15
Total equity-based compensation expense from continuing operations	19	2	33	16
Discontinued operations	33	2	45	3
Total equity-based compensation expense	$52	$4	$78	$19

Composition of Revenues, Expenses, and Cash Flows

Net Revenue

We derive our revenue primarily from the sale of software subscriptions or royalty agreements, primarily through our indirect relationships with our partners or direct relationships with end customers through our website. We have various marketing programs with certain business partners who we consider customers and reduce revenue by the cash consideration given to these partners. Revenue is recognized as control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the promised goods or services.

Cost of Sales

Our total cost of sales include fees paid under revenue share arrangements, amortization of certain intangibles, transaction processing fees, the costs of providing delivery (i.e., hosting), support, which include salaries and benefits for employees and fees related to third parties, and technology licensing fees. We anticipate our total cost of sales to increase in absolute dollars as we grow our net revenue. Cost of sales as a percentage of net revenue may vary from period to period based on our investments in the business, the efficiencies we are able to realize going forward as well as due to the accounting for payments to channel partners discussed in Factors Affecting the Comparability of Our Results of Operations.

We expect the divestiture to lead to costs that were previously allocated to both segments to now be part of continuing operations, which will have a dilutive impact on gross margins.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative, amortization of intangibles, and restructuring and transition charges.

We expect the divestiture to lead to costs that were previously allocated to both segments will be part of continuing operations, which will have a dilutive impact on operating margins. We also expect to pay approximately $300 million in additional one-time separation costs and stranded cost optimization, a portion of which will be expenses paid using proceeds from the transaction. There were $21 million and $43 million of stranded costs within income from continuing operations for the three and six months ended June 26, 2021, respectively.

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

•
Restructuring. Restructuring charges consist primarily of costs associated with employee severance and facility restructuring charges related to realignment of our workforce.

Interest Expense and Other, Net

Interest expense and other, net primarily relates to interest expense on our outstanding indebtedness. In connection with the divestiture of the Enterprise Business, we entered into a transition service agreement under which we will provide assistance to STG including, but not limited to, business support services and information technology services.

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

We believe it is reasonably possible that subsequent to the closing of the sale of the Enterprise Business we will no longer have a cumulative loss incurred over the trailing three-year period. As a result, we could then consider subjective evidence, such as our projections for future growth, and may conclude that the valuation allowance against the net deferred tax assets of our domestic entities will no longer be required. A release of the valuation allowance would have the following impact in the period in which such release is recorded:

•
Recognition of certain deferred tax assets and corresponding discrete income tax benefit up to $125 million.
•
Recognition of a long-term TRA liability and corresponding TRA expense of $170 million to $260 million, including the TRA liability recorded directly as a result of tax attributes utilized from the Enterprise Business divestiture. This TRA liability relates to net deferred tax assets that did not meet the probable recognition criteria as of December 26, 2020 and thus was not recorded in our consolidated balance sheet as of that date.

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

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net revenue	$467	$383	$909	$737
Cost of sales	116	110	232	209
Gross profit	351	273	677	528
Operating expenses:
Sales and marketing	89	80	174	140
Research and development	48	37	92	75
General and administrative	45	42	93	100
Amortization of intangibles	13	36	49	72
Restructuring charges	—	—	8	1
Total operating expenses	195	195	416	388
Operating income	156	78	261	140
Interest expense and other, net	(58)	(74)	(118)	(149)
Foreign exchange gain (loss), net	(20)	(17)	15	(6)
Income (loss) from continuing operations before income taxes	78	(13)	158	(15)
Provision for income tax expense (benefit)	10	5	7	(5)
Income (loss) from continuing operations	68	(18)	151	(10)
Income from discontinued operations, net of taxes	40	40	51	41
Net income	$108	$22	$202	$31
Less: Net income attributable to redeemable noncontrolling interests	72	N/A	136	N/A
Net income attributable to McAfee Corp.	$36	N/A	$66	N/A

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.8%	28.7%	25.5%	28.4%
Gross profit	75.2%	71.3%	74.5%	71.6%
Operating expenses:
Sales and marketing	19.1%	20.9%	19.1%	19.0%
Research and development	10.3%	9.7%	10.1%	10.2%
General and administrative	9.6%	11.0%	10.2%	13.6%
Amortization of intangibles	2.8%	9.4%	5.4%	9.8%
Restructuring charges	—	—	0.9%	0.1%
Total operating expenses	41.8%	50.9%	45.8%	52.6%
Operating income	33.4%	20.4%	28.7%	19.0%
Interest expense and other, net	(12.4)%	(19.3)%	(13.0)%	(20.2)%
Foreign exchange gain (loss), net	(4.3)%	(4.4)%	1.7%	(0.8)%
Income (loss) from continuing operations before income taxes	16.7%	(3.4)%	17.4%	(2.0)%
Provision for income tax expense (benefit)	2.1%	1.3%	0.8%	(0.7)%
Income (loss) from continuing operations	14.6%	(4.7)%	16.6%	(1.4)%
Income from discontinued operations, net of taxes	8.6%	10.4%	5.6%	5.6%
Net income	23.1%	5.7%	22.2%	4.2%
Less: Net income attributable to redeemable noncontrolling interests	15.4%	N/A	15.0%	N/A
Net income attributable to McAfee Corp.	7.7%	N/A	7.3%	N/A

Net Revenue

	Three Months Ended		Variance in		Six Months Ended		Variance in
(in millions, except percentages)	June 26, 2021	June 27, 2020	Dollars	Percent	June 26, 2021	June 27, 2020	Dollars	Percent
Net revenue	$467	$383	$84	21.9%	$909	$737	$172	23.3%

Three months ended June 26, 2021 compared to three months ended June 27, 2020

The net revenue increase was primarily driven by (i) growth in Core Direct to Consumer Customers, (ii) increases in TTM Dollar Based Retention - Core Direct to Consumer Customers, (iii) increases in secure search revenue, and (iv) growth in Mobile and Internet Service Provider business.

Six months ended June 26, 2021 compared to six months ended June 27, 2020

The net revenue increase was primarily driven by (i) growth in Core Direct to Consumer Customers, (ii) increases in TTM Dollar Based Retention - Core Direct to Consumer Customers, (iii) increases in secure search revenue, and (iv) growth in Mobile and Internet Service Provider business.

Net Revenue by Geographical Region

Net revenue by geographic region based on the sell-to address of the end-users is as follows:

	Three Months Ended				Six Months Ended
(in millions except percentages)	June 26, 2021	% of Total	June 27, 2020	% of Total	June 26, 2021	% of Total	June 27, 2020	% of Total
Americas	$309	66.2%	$251	65.5%	$601	66.1%	$482	65.4%
EMEA	109	23.3%	90	23.5%	213	23.4%	175	23.7%
APJ	49	10.5%	42	11.0%	95	10.5%	80	10.9%
Total net revenue	$467	100.0%	$383	100.0%	$909	100.0%	$737	100.0%

The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.

Net revenue by geographic region in the second quarter and the first six months of fiscal 2021 showed growth in all geographies when compared to the corresponding periods in the prior year and we expect such percentages to remain relatively consistent in the near term.

Net Revenue by Channel

Direct to Consumer revenue is from customers who transact with us directly through McAfee web properties, including those converted after the trial period of the McAfee product preinstalled on their new PC purchase or converted subsequent to their subscription period purchased from another channel. Indirect revenue is driven by users who purchase directly through a partner inclusive of mobile providers, ISPs, electronics retailers, ecommerce sites, and search providers.

Net revenue by channel of the end-users is as follows:

	Three Months Ended				Six Months Ended
(in millions except percentages)	June 26, 2021	% of Total	June 27, 2020	% of Total	June 26, 2021	% of Total	June 27, 2020	% of Total
Direct to Consumer	$344	73.7%	$294	76.8%	$673	74.0%	$575	78.0%
Indirect	123	26.3%	89	23.2%	236	26.0%	162	22.0%
Total net revenue	$467	100.0%	$383	100.0%	$909	100.0%	$737	100.0%

Percentage of net revenue by channel in the second quarter and the first six months of fiscal 2021 was similar to the corresponding periods in the prior year and we expect such percentages to remain relatively consistent in the near term.

Cost of Sales

	Three Months Ended		Variance in		Six Months Ended		Variance in
(in millions, except percentages)	June 26, 2021	June 27, 2020	Dollars	Percent	June 26, 2021	June 27, 2020	Dollars	Percent
Cost of sales	$116	$110	$6	5.5%	$232	$209	$23	11.0%
Gross profit margin	75.2%	71.3%			74.5%	71.6%

Three months ended June 26, 2021 compared to three months ended June 27, 2020

The increase in cost of sales was primarily attributable to an increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base.

Six months ended June 26, 2021 compared to six months ended June 27, 2020

The increase in cost of sales was primarily attributable to a $19 million increase in revenue share expense and a $4 million increase in transaction processing fees driven by increases in Core Direct to Consumer Customer subscriber base.

Operating Expenses

	Three Months Ended		Variance in		Six Months Ended		Variance in
(in millions, except percentages)	June 26, 2021	June 27, 2020	Dollars	Percent	June 26, 2021	June 27, 2020	Dollars	Percent
Sales and marketing	$89	$80	$9	11.3%	$174	$140	$34	24.3%
Research and development	48	37	11	29.7%	92	75	17	22.7%
General and administrative	45	42	3	7.1%	93	100	(7)	(7.0)%
Amortization of intangibles	13	36	(23)	(63.9)%	49	72	(23)	(31.9)%
Restructuring charges	—	—	—	—	8	1	7	700.0%
Total	$195	$195	$—	—	$416	$388	$28	7.2%

Three months ended June 26, 2021 compared to three months ended June 27, 2020

The increase in sales and marketing expense was primarily attributable to (i) a $6 million increase in marketing spend, and (ii) the increase in equity-based compensation expense discussed above.

The increase in research and development expense was primarily attributable to the increase in equity-based compensation expense discussed above.

The increase in general and administrative expense was primarily attributable to the increase in equity-based compensation expense discussed above, partially offset by a decrease in management fee expense due to the termination of the management agreement at the time of the IPO.

The decrease in amortization of intangibles was primarily attributable to assets that became fully amortized in March 2021.

Six months ended June 26, 2021 compared to six months ended June 27, 2020

The increase in sales and marketing expense was primarily attributable to (i) a $13 million increase in marketing spend, (ii) a $10 million increase due to fluctuations in the amount of product placement fees and marketing development funds recorded as reductions of net revenue rather than sales and marketing expenses, and (iii) the increase in equity-based compensation expense discussed above.

The increase in research and development expense was primarily attributable to the increase in equity-based compensation expense discussed above and an increase in employee expenses.

The decrease in general and administrative expense was primarily attributable to a decrease in consulting costs and a decrease in rent expense due to expiring leases.

The decrease in amortization of intangibles was primarily attributable to assets that became fully amortized in March 2021.

The increase in restructuring charges is primarily the result of one-time termination benefits to the impacted employees, including severance payments and healthcare and other accrued benefits related to the workforce reduction that was initiated in December 2020.

Operating Income

	Three Months Ended		Variance in		Six Months Ended		Variance in
(in millions, except percentages)	June 26, 2021	June 27, 2020	Dollars	Percent	June 26, 2021	June 27, 2020	Dollars	Percent
Operating income	$156	$78	$78	100.0%	$261	$140	$121	86.4%
Operating income margin	33.4%	20.4%			28.7%	19.0%

Three months ended June 26, 2021 compared to three months ended June 27, 2020

The operating income increase was primarily driven by the (i) $84 million increase in net revenue and (ii) the $23 million decrease in amortization expense discussed above, partially offset by (i) the increase in equity-based compensation discussed above and (ii) a $6 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base.

Six months ended June 26, 2021 compared to six months ended June 27, 2020

The operating income increase was primarily driven by (i) the $172 million increase in net revenue and (ii) the $23 million decrease in amortization expense discussed above, partially offset by (i) a $19 million increase in revenue share expense resulting from increases in Core Direct to Consumer Customer subscriber base, (ii) a $10 million increase in product placement fees and marketing development funds under agreements with certain OEM partners, primarily driven by changes in amounts recorded as reductions in revenue as discussed above in the factors affecting comparability, (iii) the increase in equity-based compensation discussed above, (iv) a $13 million increase in marketing campaigns, (v) the $7 million increase in restructuring expenses, and (vi) a $4 million increase in transaction processing fees.

Interest Expense and Other, Net

	Three Months Ended		Variance in		Six Months Ended		Variance in
(in millions, except percentages)	June 26, 2021	June 27, 2020	Dollars	Percent	June 26, 2021	June 27, 2020	Dollars	Percent
Interest expense and other, net	$(58)	$(74)	$16	(21.6)%	$(118)	$(149)	$31	(20.8)%

Three months ended June 26, 2021 compared to three months ended June 27, 2020

The decrease in interest expense and other, net was primarily attributable to the payoff of our 2nd Lien Term Loan and the $300 million prepayment on our 1st Lien USD Term Note in the fourth quarter of 2020 in addition to a lower LIBOR rate, partially offset by $3 million in expense related to an adjustment in our liabilities under our tax receivable agreement.

Six months ended June 26, 2021 compared to six months ended June 27, 2020

The decrease in interest expense and other, net was primarily attributable to the payoff of our 2nd Lien Term Loan and the $300 million prepayment on our 1st Lien USD Term Note in the fourth quarter of 2020 in addition to a lower LIBOR rate, partially offset by $8 million in expense related to an adjustment in our liabilities under our tax receivable agreement.

Provision for Income Tax Expense

	Three Months Ended		Variance in		Six Months Ended		Variance in
(in millions, except percentages)	June 26, 2021	June 27, 2020	Dollars	Percent	June 26, 2021	June 27, 2020	Dollars	Percent
Provision for income tax expense (benefit)	$10	$5	$5	100.0%	$7	$(5)	$12	(240.0)%

Three months ended June 26, 2021 compared to three months ended June 27, 2020

The change in the provision for income tax expense was primarily attributable to a $3 million increase in foreign tax expense related to our equity awards.

Six months ended June 26, 2021 compared to six months ended June 27, 2020

The change in the provision for income tax benefit was primarily attributable to (i) a $13 million decrease in reserve for uncertain tax positions due to an election to treat one of our subsidiary entities as a corporation for U.S. federal income tax purposes in 2020 (ii) a $6 million increase in foreign tax expense related to our equity awards, partially offset by an $8 million decrease in reserve for uncertain tax positions due to a ruling in a foreign jurisdiction in 2021.

Discontinued Operations

	Three Months Ended		Variance in		Six Months Ended		Variance in
(in millions, except percentages)	June 26, 2021	June 27, 2020	Dollars	Percent	June 26, 2021	June 27, 2020	Dollars	Percent
Net revenue	$346	$333	$13	3.9%	$677	$664	$13	2.0%
Operating income	$54	$49	$5	10.2%	$73	$58	$15	25.9%
Income from discontinued operations before income taxes	$51	$49	$2	4.1%	$69	$58	$11	19.0%
Income tax expense	$11	$9	$2	22.2%	$18	$17	$1	5.9%
Income from discontinued operations, net of tax	$40	$40	$—	—	$51	$41	$10	24.4%

Three months ended June 26, 2021 compared to three months ended June 27, 2020

Net revenue – The increase in net revenue related to discontinued operations was consistent with increased billings when compared to the prior period.

Operating income – The improvement in operating income from discontinued operations was primarily driven by (i) the $13 million increase in net revenue, (ii) a $44 million decrease in amortization of intangible assets driven by discontinuing amortization on Enterprise Business assets held for sale, (iii) a $12 million decrease in operating expenses primarily due to reduced headcount related to the reduction in force that was initiated in December 2020, and (iv) a $6 million decrease in depreciation partially due to discontinuing depreciation in March 2021 for Enterprise Business assets held for sale. These increases were partially offset by (i) a $39 million increase in transformation and transition expenses comprised of consulting fees, legal fees, and other costs to facilitate the sale transaction and the separation of the Enterprise Business, including incremental costs associated with data disentanglement and acceleration of data migration to the clouds, and (ii) the $31 million increase equity-based compensation expense discussed above.

Income tax expense - Discontinued Operations was consistent for the two periods.

Six months ended June 26, 2021 compared to six months ended June 27, 2020

Net revenue – The increase in net revenue related to discontinued operations was consistent with increased billings when compared to the prior period.

Operating income – The improvement in operating income from discontinued operations was primarily driven by (i) the $13 million increase in net revenue, (ii) a $63 million decrease in amortization expense due to assets that were fully amortized in 2020 in addition to discontinuing amortization in March 2021 for Enterprise Business assets held for sale, (iii) a $26 million decrease in operating expenses primarily due to reduced headcount related to the reduction in force that was initiated in December 2020, (iv) an $11 million decrease in depreciation partially due to discontinuing depreciation in March 2021 for Enterprise Business assets held for sale, (v) an $11 million decrease in other sales and marketing expenses, and (vi) a $6 million decrease in limited travel caused by the COVID-19 pandemic. These increases were partially offset by (i) a $60 million increase in transformation and transition expenses comprised of consulting fees, legal fees, and other costs to facilitate the sale transaction and the separation of the Enterprise Business, including incremental costs associated with data disentanglement and acceleration of data migration to the clouds, (ii) the $42 million increase in equity-based compensation expense discussed above, and (iii) a $17 million increase in restructuring expenses related to the workforce reduction that was initiated in December 2020.

Income tax expense - Discontinued Operations was consistent for the two periods.

Liquidity and Capital Resources

McAfee Corp. is a holding company with no operations and, as such, will depend on its subsidiaries for cash to fund all of its operations and expenses through the payment of distributions by its current and future subsidiaries, including FTW. The terms of the agreements governing our senior secured credit facilities contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to McAfee Corp. or to FTW unless certain financial tests are met. For a discussion of those restrictions, see “—Senior Secured Credit Facilities” below and “Risk Factors—Risks Related to Our Indebtedness—Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth” in our Annual Report on Form 10-K for the year ended December 26, 2020, filed with the SEC pursuant to Rule 424(b)(4) on March 1, 2021. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.

Sources of Liquidity

As of June 26, 2021, we had cash and cash equivalents of $420 million. Our primary source of cash for funding operations and growth has been through cash flows generated from operating activities. In addition, we have funded certain acquisitions, distributions to members, and to a lesser extent, capital expenditures and our operations, through borrowings under the Senior Secured Credit Facilities, primarily in the form of long-term debt obligations. As of June 26, 2021, we had $660 million of additional unused borrowing capacity under our Revolving Credit Facility.

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

On July 27, 2021, we completed the sale of our Enterprise Business to STG for an all-cash purchase price of $4.0 billion. In connection with the transaction, we expect to recognize a gain in excess of $2 billion, net of taxes. Refer to “—Divestiture of Enterprise Business” above.

Senior Secured Credit Facilities

As of June 26, 2021, our Senior Secured Credit Facilities consisted of a U.S. dollar-denominated term loan tranche of $2,717 million (the “First Lien USD Term Loan”), a Euro-denominated term loan tranche of €1,067 million (the “First Lien EUR Term Loan”, and together with the First Lien USD Term Loan, the “First Lien Term Loans”), and a $664 million Revolving Credit Facility, of which we had $4 million outstanding as letters of credit. The Revolving Credit Facility includes a $50 million sublimit for the issuance of letters of credit.

The commitments under the First Lien Term Loans will mature on September 29, 2024. As of June 26, 2021, our total outstanding indebtedness under the Senior Secured Credit Facilities was $3,993 million. The First Lien Term Loans require equal quarterly repayments equal to 0.25% of the total amount borrowed.

As of June 26, 2021, the material terms of our outstanding debt remain unchanged from those described in our consolidated financial statements as of December 26, 2020.

Our 1st Lien Net Leverage Ratio as defined in the credit facility agreement was 2.6 as of June 26, 2021. For the six months ended June 26, 2021, the weighted average interest rate was 3.9% under the First Lien USD Term Loan and 3.5% under the First Lien EUR Term Loan. We currently pay a commitment fee of 0.25% on the unused portion of the Revolving Credit Facility.

Subsequent to the completion of the sale of the Enterprise Business, we notified our lenders of our intent to prepay approximately $1 billion of our indebtedness, which will be completed in August 2021. In connection with this prepayment, we expect to incur a loss on extinguishment of debt in the third quarter of our 2021 fiscal year of approximately $10 million related to recognition of unamortized discount and deferred financing costs. We also terminated $150 million of our $250 million notional interest rate swap that had an expiration date of January 29, 2022 (Note 3). Refer to “—Divestiture of Enterprise Business” above.

Tax Receivable Agreement

The contribution by the Continuing Owners to the Corporation of certain corporate entities in connection with the IPO (including the Reorganization Transactions) and future exchanges of LLC Units for shares of the Corporation’s Class A common stock are expected to produce or otherwise deliver to the Corporation favorable tax attributes that can reduce its taxable income. Prior to the completion of the IPO, the Corporation entered into a Tax Receivable Agreement (“TRA”), which generally will require it to pay the TRA Beneficiaries, as defined in Note 1 to the condensed consolidated financial statements, 85% of the applicable cash savings, if any, in U.S. federal, state, and local income tax that the Corporation actually realizes or, in certain circumstances, is deemed to realize as a result of (i) all or a portion of the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) and tax basis adjustments in the assets of FTW (and its subsidiaries) as a result of sales or exchanges of LLC Units after the IPO, (iii) certain tax attributes of the corporations acquired by McAfee Corp. in connection with the Reorganization Transactions (including their allocable share of existing tax basis in the assets of FTW (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation generally will retain the benefit of the remaining 15% of the applicable tax savings. The payment obligations under the tax receivable agreement are obligations of McAfee Corp., and we expect that the payments that will be required to make under the tax receivable agreement will be substantial. As of June 26, 2021, we have recorded $2 million current portion and $12 million long-term portion of the TRA liability recorded within Accounts payable and other accrued liabilities and Other long-term liabilities, respectively, in the condensed consolidated balance sheet.

Only July 27, 2021, we completed the sale of our Enterprise Business to STG for an all-cash purchase price of $4.0 billion. In connection with the transaction, we expect to recognize a gain in excess of $2 billion, net of taxes. As a direct result of the taxable gain on the Enterprise Business divestiture, we expect to realize certain tax benefits subject to our TRA and thus expect to record a TRA liability of between $170 million to $260 million.

Dividend Policy

FTW is expected to pay a cash distribution to its members on a quarterly basis at an aggregate annual rate of approximately $200 million for fiscal 2021. The Corporation is expected to receive a portion of any such distribution through the LLC Units it holds directly or indirectly through its wholly-owned subsidiaries on the record date for any such distribution declared by FTW. The Corporation expects to use the proceeds it receives from such quarterly distribution to declare a cash dividend on its shares of Class A common stock. The Corporation declared or paid the following dividends during the six months ended June 26, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
December 9, 2020	December 24, 2020	January 7, 2021	$0.087	$14
March 11, 2021	March 26, 2021	April 9, 2021	$0.115	$19
June 10, 2021	June 25, 2021	July 9, 2021	$0.115	$19

In August 2021, we declared a one-time Special Dividend of $4.50 per share of Class A common stock outstanding in connection with the consummation of the sale of our Enterprise Business. See Note 3 to the condensed consolidated financial statements for additional dividend information on the Special Dividend.

Consolidated Statements of Cash Flows

Our cash flows for the six months ended June 26, 2021 and June 27, 2020 were:

	Six Months Ended
	June 26, 2021	June 27, 2020
Net cash provided by operating activities	$448	$288
Net cash used in investing activities	(18)	(33)
Net cash used in financing activities	(239)	(162)
Effect of exchange rate fluctuations on cash and cash equivalents	(2)	(3)
Change in cash and cash equivalents	$189	$90

See Note 3 to the condensed consolidated financial statements for additional cash flow information associated with our discontinued operations.

Operating Activities

For the six months ended June 26, 2021, net cash provided by operating activities was $448 million, as a result of net income of $202 million, adjusted for non-cash charges of $245 million and net cash inflow of $1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $153 million in depreciation and amortization, $78 million in equity-based compensation, and $29 million in other operating activities, partially offset by $15 million in foreign exchange gains. The net cash inflow from changes in operating assets and liabilities was primarily due to (i) a $100 million decrease in accounts receivable, net which is primarily caused by seasonality of billings and collections related to discontinued operations, (ii) a $10 million increase in deferred revenue primarily due to increases in deferred revenue balances resulting from increases in Consumer billings, partially offset by decreases resulting from seasonality of billings related to discontinued operations, and (iii) a $6 million increase in accounts payable and accrued liabilities primarily due to timing. These changes were partially offset primarily by (i) a $45 million increase in other assets primarily driven by increases in long-term deferred revenue share with more long-term subscribers and in right of use assets recorded primarily due to new leases, (ii) a $38 million decrease in other liabilities primarily due to payment of annual bonuses and larger year-end commissions in the first half of fiscal 2021, and (iii) a $32 million increase in deferred costs primarily due to increased deferred revenue share resulting from an increased subscriber base.

For the six months ended June 27, 2020, net cash provided by operating activities was $288 million, as a result of net loss of $31 million, adjusted for non-cash charges of $309 million and net cash outflow of $52 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $252 million in depreciation and amortization, $19 million in equity-based compensation, $5 million for deferred taxes, and $33 million in other operating activities primarily consisting of lease asset amortization, amortization of debt discount and issuance costs, and changes in foreign exchange rates. The net cash outflow from changes in operating assets and liabilities was primarily due to (i) an 86 million decrease in other liabilities, (ii) a $29 million decrease in accounts payable and accrued liabilities, (iii) a $27 million decrease in deferred revenue primarily due to recognition of prior period deferred revenue, (iv) a $22 million increase in deferred costs primarily due to increased deferred revenue share resulting from an increased consumer subscriber base and a new consumer affiliate program, and (v) a $14 million increase in prepaids and other assets primarily due to new leases signed during the period. These changes were partially offset by a $126 million decrease in accounts receivable, net due to collections exceeding billings for the period.

Investing Activities

For the six months ended June 26, 2021, net cash used in investing activities was $18 million, which was primarily the result of additions to property and equipment.

For the six months ended June 27, 2020, net cash used in investing activities was $33 million, which was primarily the result of the additions to property and equipment of $25 million and $5 million on acquisition of businesses, net of cash.

Financing Activities

For the six months ended June 26, 2021, net cash used in financing activities was $239 million, which was primarily the result of (i) distributions to members of FTW of $148 million, (ii) payment of tax withholding for shares withheld of $38 million, (iii) payment of dividends of $33 million to holders of Class A common stock, and (iv) payment of long-term debt of $22 million.

For the six months ended June 27, 2020, net cash used in financing activities was $162 million, which was primarily the result of (i) distributions to members of $130 million, (ii) payment of long-term debt of $21 million, and (iii) $10 million in other financing activities primarily relating to equity repurchases. As of June 27, 2020, there were distribution amounts of $5 million that had not yet been disbursed.

Contractual Obligations and Commitments

As of June 26, 2021, including amounts associated with our discontinued operations, we have unconditional purchase obligations of $431 million that expire at various dates through 2026 and guarantees of $11 million that expire at various dates through 2028. For further information, see Note 17 to the condensed consolidated financial statements.

Off-balance Sheet Arrangements

As of June 26, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 26, 2020 filed with the SEC on March 1, 2021 pursuant to Rule 424(b) under the Securities Act, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report, except for those related to discontinued operations as a result of changes in reporting that relate to the divestiture of the Enterprise business.

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

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Argentine Peso, Indian Rupee, British Pound Sterling, Australian Dollar, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 26, 2021 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

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

Interest Rate Risk

We utilize long-term debt to, among other things, finance our acquisitions and, to a lesser extent, our operations. We are exposed to interest rate risk on our outstanding floating rate debt instruments which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Certain borrowings under the Senior Secured Credit Facilities bear interest at a Euro currency rate determined by reference to LIBOR, plus an applicable margin, subject to established floors of 0.00%. During the fiscal year ended December 26, 2020 and six months ended June 26, 2021, applicable interest rates have been lower than the designated floors under our 1st Lien Euro Term Loan; therefore, certain interest rates under the Senior Secured Credit Facilities have not been subject to change. Assuming that the rates remain below the applicable floors under the Senior Secured Credit Facilities, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the Senior Secured Credit Facilities, would result in a minor change in interest expense on an annual basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 26, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer).

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

Based upon the aforementioned evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 26, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 26, 2021, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. At the onset of the COVID-19 pandemic, we implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats. While we have begun to adjust our current policies and procedures in accordance with public health guidance that is available, we cannot be certain that similar precautionary measures will not be necessary in the future, and any such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic has disrupted the operations of many of our channel partners, and may continue to disrupt their operations, for an indefinite period of time, including as a result of any future public health precautionary measures, uncertainty in the financial markets, or other harm to their businesses and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which could negatively impact our business and results of operations, including our revenue and cash flows. Further, if the COVID-19 pandemic has a substantial impact on our employees’, partners’, or third-party service providers’ health, attendance, or productivity in the future, our results of operations and overall financial performance may be adversely impacted.

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the efficacy of new vaccines, the efficiency and scope of global inoculation efforts, the severity and transmission rate of the disease and new variants, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions, the impact on economic activity, and the impact of these and other factors on our employees, partners, and third-party service providers. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including those related to investments, receivables, retention rates, renewal and pricing. For example, we have experienced growth and increased demand for our solutions in recent quarters, which may be due in part to greater demand for devices or our solutions in response to the COVID-19 pandemic. We cannot determine what, if any, portion of our growth in net revenue, the number of our Direct to Consumer customers, or any other measures of our performance during 2020 and the first half of 2021 was the result of such responses to the COVID-19 pandemic. However, if we are unable to successfully drive renewals of new subscriptions and retention of new customers in future periods, including any such new subscriptions or new customers that may be related to the response to the COVID-19 pandemic, or if global conditions and macroeconomic forces, including those related to the COVID-19 pandemic, reduce demand for solutions in the future, we may be unsuccessful in sustaining our recent growth rates. In addition, the extent to which the COVID-19 pandemic will continue to drive demand for devices is uncertain, and if demand for devices decreases, we may experience slower growth in future periods. These uncertainties may increase variability in our future results of operations and adversely impact our ability to accurately forecast changes in our business performance and financial condition in future periods. If we are not able to respond to and manage the impact of such events effectively or if global economic conditions do not improve, or deteriorate further, our business, financial condition, results of operations, and cash flows could be adversely affected.

Risks Related to the Recent Sale of our Enterprise Business

If we are unsuccessful at executing our business plan and necessary transition activities as a standalone consumer cybersecurity company following the recent sale of our Enterprise Business, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

On July 27, 2021, we completed the sale of our Enterprise Business to STG, which divestiture comprised a substantially whole operating segment. This and other operational transitions have involved turnover in management and other key personnel and changes in our strategic direction. Transitions of this type can be disruptive, result in the loss of focus and employee morale and make the execution of business strategies more difficult. We also expect to pay approximately $300 million in additional one-time separation costs and stranded cost optimization, a portion of which will be expenses paid by proceeds from the transaction. We have also entered into a transition service agreement under which we will provide assistance to STG including, but not limited to, business support services and information technology services as well as a commercial services agreement, under which we will provide certain product services and licensed technology, including certain threat intelligence data, that has historically been provided to the enterprise business. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs. If we do not succeed in executing on these transition activities while achieving our cost optimization goals, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

We may not achieve the intended benefits of the sale of our Enterprise Business.

We may not realize some or all of the anticipated benefits from the sale of our Enterprise Business. The resource constraints as a result of our focus on completing the transaction, which include the loss of employees, could have a continuing impact on the execution of our business strategy and our overall operating results. Further, our remaining employees may become concerned about the future of our remaining operations and lose focus or seek other employment. There can be no guarantee that the divestiture will result in stronger long term financial and operational results for our remaining consumer business.

Additionally, in connection with the divestiture, our Board of Directors returned a portion of the proceeds of the sale of our Enterprise Business in the form of distributions paid to holders of LLC Units of FTW, including McAfee Corp., and to holders of our Class A common stock in the form of a special dividend of $4.50 per share to holders of record of our Class A common stock as of August 13, 2021. The use of proceeds in this manner could impair our future financial growth.

Our future results of operations are dependent solely on the operations of our pure play consumer cyber security business and will differ materially from our previous results.

The Enterprise Business generated approximately 46% of total combined company revenue for fiscal 2020, and approximately 51% of total combined company revenue for fiscal 2019. Accordingly, our future financial results will differ materially from our previous results since our future financial results are dependent solely on our consumer operations. Any downturn in our consumer business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our outstanding securities.

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

In addition to competing with these and other vendors directly for sales to end-users of our products, we compete with several of them for the opportunity to have our products bundled with the product offerings of our strategic partners, including computer hardware OEMs, ISPs, mobile carriers, and other distribution partners. Our competitors could gain market segment share from us if any of these strategic partners replace our solutions with those of our competitors or if these partners more actively promote our competitors’ offerings than ours. In addition, vendors who have bundled our products with theirs may choose to bundle their products with their own or other vendors’ software or may limit our access to standard product interfaces and inhibit our ability to develop products for their platform. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete, including Crowdstrike, VMware, Netskope, and Zscaler. In the future, further product development by these providers could cause our products and services to become redundant or lose market segment share, which could significantly impact our sales and financial results.

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

Cybersecurity protection is also offered by certain of our competitors at prices lower than our prices or, in some cases, free of charge. Other companies bundle their own or our competitors’ lower-priced or free cybersecurity products with their own computer hardware or software product offerings in a manner that discourages users from purchasing our products and subscriptions. Our competitive position could be adversely affected to the extent that our current or potential customers perceive these cybersecurity products as replacing the need for our products or if they render our solutions unmarketable—even if these competitive products are inferior to or more limited than our products and services. The expansion of these competitive trends could have a significant negative impact on our sales and financial results by causing, among other things, price reductions of our products, reduced profitability, and loss of market share.

To compete successfully, we must continue to develop new solutions and enhance existing solutions, effectively adapt to changes in the technology or rights held by our competitors, respond to competitive strategies, and effectively adapt to technological changes within the consumer cybersecurity market. If we are unsuccessful in responding to our competitors, our competitive position and our financial results could be adversely affected.

Our business depends substantially on our ability to retain customers and to expand sales of our solutions to them. If we are unable to retain our customers or to expand our product offerings, our future results of operations will be harmed.

For us to maintain or improve our results of operations in a market that is rapidly evolving and places a premium on market-leading solutions, it is important that we retain existing customers and that our customers expand their use of our solutions. Our customers have no obligation to renew their subscription with us upon their expiration. Retention rates may decline or fluctuate as a result of a number of factors, including but not limited to the level of our customers’ satisfaction or dissatisfaction with our solutions, our prices and the prices of competing products or services, industry consolidation, the effects of global economic conditions, new technologies, changes in our customers’ spending levels, and changes in how our customers perceive the cybersecurity threats. In addition, a significant portion of our renewals come from autorenewal arrangements incorporated within our solutions. Any changes in the laws regarding autorenewal arrangements could adversely affect our ability to retain consumer customers and harm our financial condition and operating performance.

In addition, our ability to generate revenue and maintain or improve our results of operations partly depends on our ability to cross-sell our solutions to our existing customers. We expect our ability to successfully cross-sell our solutions will be one of the most significant factors influencing our growth. We may not be successful in cross-selling our solutions because our customers may find our additional solutions unnecessary or unattractive. Our failure to sell additional solutions to our existing and new customers could adversely affect our ability to grow our business.

We may need to change our pricing models to compete successfully.

The intense competition we face in the cybersecurity market, in addition to general economic and business conditions (including the economic downturn resulting from the COVID-19 pandemic), can result in downward pressure on the prices of our solutions. If our competitors offer significant discounts on competing products or services, or develop products or services that our customers believe are more valuable or cost-effective, we may be required to decrease our prices or offer other incentives in order to compete successfully. Additionally, if we increase prices for our solutions, demand for our solutions could decline as customers adopt less expensive competing products and our market share could suffer. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease.

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
•
the impact of our recent divesture of our enterprise business, and any stranded or other costs incurred in connection with the transaction and the efficacy of our cost optimization efforts following the transaction;
•
the impact of future acquisitions or divestitures;
•
changes in accounting rules and policies that impact our future results of operations compared to prior periods; and
•
the need to recognize certain revenue ratably over a defined period or to defer recognition of revenue to a later period, which may impact the comparability of our results of operations across those periods.

Furthermore, a high percentage of our expenses, including those related to overhead, research and development, sales and marketing, and general and administrative functions are generally fixed in nature in the short term. As a result, if our net revenue is less than forecasted, we may not be able to effectively reduce such expenses to compensate for the revenue shortfall and our results of operations will be adversely affected. We also expect the recent sale of our enterprise business to lead to increased costs that were previously allocated to both segments to now be part of continuing operations, which will have a dilutive impact on operating margins. We also expect to pay approximately $300 million in additional one-time separation costs and stranded cost optimization, a portion of which will be expenses paid by proceeds from the transaction. In addition, our ability to maintain or expand our operating margins may be limited given economic and competitive conditions, and we therefore could be reliant upon our ability to continually identify and implement operational improvements in order to maintain or reduce expense levels. There can be no assurance that we will be able to maintain or expand our current operating margins in the future.

We derive revenue from the sale of security products and subscriptions or a combination of these items, which may decline.

Our sales may decline and fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels, and other factors beyond our control. We also derive part of our revenue through indirect agreements with third parties including mobile providers, ISPs, electronics retailers, ecommerce sites, and search providers. Any change in these agreements, in indirect party’s demand with end consumers in mobile, ISP, and retail, in user search behavior, advertising market for search or ecosystem changes could adversely affect our revenue. If our sales decline, our revenue and revenue growth may decline, and our business will suffer. We recognize a majority of revenue as control of the goods and services is transferred to our customer. As a result, a majority of revenue we report each quarter is the recognition of deferred revenue from subscriptions entered into during previous quarters. Consequently, a decline in sales in any single quarter will not be fully or immediately reflected in revenue in that quarter but will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales is not reflected in full in our results of operations until future periods. Furthermore, it is difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from subscriptions must be recognized over the applicable future time period. Finally, any increase in the average term of a subscription would result in revenue for such subscriptions being recognized over longer periods of time.

The sudden and significant economic downturn or volatility in the economy in the United States and our other major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. In recent periods, investor and customer concerns about the global economic outlook, which significantly increased in 2020 and early 2021 due to the COVID-19 pandemic, have adversely affected market and business conditions in general. In addition, a weakening of economic conditions could lead to reductions in demand for our solutions. Weakened economic conditions or a recession could reduce the amounts that customers are willing or able to spend on our products and solutions, and could make it more difficult for us to compete against less expensive and free products for new customers. Furthermore, a high percentage of our expenses, including those related to overhead, research and development, sales and marketing, and general and administrative functions are generally fixed in nature in the short term. If we are not able to timely and appropriately adapt to changes resulting from a weak economic environment, it could have an adverse impact on our business, financial condition, results of operations, and cash flows.

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

We also expect to continue to invest for future growth. We expect that to achieve profitability we will be required to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, increasing competition, a decrease in the growth of the markets in which we operate, or if we fail for any reason to continue to capitalize on growth opportunities. We also expect the recent sale of our enterprise business to lead to increased costs that were previously allocated to both segments to now be part of continuing operations, which will have a dilutive impact on operating margins. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance may be harmed.

Changes in tax laws or in their implementation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, commonly referred to as the FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the CARES Act, was enacted on March 27, 2020, the act commonly known as the Consolidated Appropriations Act, 2021 was enacted on December 27, 2020, and the act commonly known as the American Rescue Plan Act was enacted on March 11, 2021. Each contains numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspended application of the 80%-of-taxable-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provided that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxed the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the Tax Cuts and Job Act (“TCJA”), the FFCR Act, the CARES Act, the Consolidated Appropriations Act, 2021, and the American Rescue Plan Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our Company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act, the Consolidated Appropriations Act, 2021, or the American Rescue Plan Act. The Biden Administration has also proposed a significant number of changes to U.S. tax laws, including an increase in the maximum tax rate applicable to U.S. corporations and certain individuals, which could potentially have retroactive effect and may significantly affect McAfee Corp. or FTW. Any such rate increases or future changes to U.S. tax laws could also require McAfee Corp. to increase its payments to the Continuing Owners and Management Owners pursuant to its tax receivable agreement.

As a multinational corporation, forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates.

Forecasts of our income tax position and effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, such as the U.S. federal income tax laws, including impacts of the TCJA, FFCR Act, CARES Act, Consolidated Appropriations Act, 2021, and American Rescue Plan Act arising from future interpretations of such legislation, the results of examinations by various tax authorities and the impact of any acquisition, business combination, or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If our mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimated, our actual tax rate could be different than forecasted, which could have a material impact on our financial condition and results of operations.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations in each geographic region, the availability of tax credits and carryforwards, changes in accounting principles (including accounting for uncertain tax positions), and changes in the valuation of our deferred tax assets, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty, and significant judgment is required to determine the recognition and measurement attributes prescribed in certain accounting guidance. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

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

We may buy or make investments in complementary or competitive companies, products, and technologies, sell strategic businesses or other assets, or engage in other strategic transactions. For example, in fiscal 2018 we bolstered our consumer VPN offering through our acquisition of TunnelBear. The consideration exchanged for an acquisition may be greater than the value we realize from the transaction. In addition, we and our TPG, Thomas Bravo and Intel periodically evaluate our capital structure and strategic alternatives with advisors and other third parties in an effort to maximize value for our stockholders. We cannot be certain when or if any of the discussions we have will lead to a proposal that we may find attractive, including with respect to the refinancing or repricing of some or all of our indebtedness, the sale of some or a significant portion of our assets, or other similar significant transactions. Whether in connection with such events or otherwise, we may also take other actions that impact our balance sheet and capital structure, including the payment of special dividends, the increase or decrease of regular dividends, repayment of debt, repurchases of our equity through privately negotiated transactions, as part of a tender offer, in the open market and/or through a share repurchase plan, including an accelerated share repurchase plan, or any other means permitted by law. In some cases these transactions could be with, or disproportionately benefit, one or more of our significant stockholders.

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

Integration or separation. Integration of an acquired company or technology is a complex, time consuming, and expensive process. The successful integration of an acquisition requires, among other things, that we integrate and retain key management, sales, research and development, and other personnel; integrate or separate the acquired products into or from our product offerings from both an engineering and sales and marketing perspective; integrate and support, or separate from, existing suppliers, distribution, and partner relationships; coordinate research and development efforts; and potentially consolidate, or prepare standalone, facilities and functions and back-office accounting, order processing, and other functions. If we do not successfully integrate an acquired company or technology, we may not achieve the anticipated benefits.

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

Over the last several years, we have pursued a variety of strategic initiatives designed to optimize and reinforce our cybersecurity platform, including investing in new routes to market and partnerships, refining our go-to-market strategies, adding new capabilities and products through strategic acquisitions, and divesting our enterprise business to focus on a standalone consumer-focused strategy. The anticipated benefits of these initiatives may not be fully realized, if at all, until future periods. However, if we do not achieve the anticipated benefits from these and our other strategic initiatives, or if the achievement of such anticipated benefits is delayed, our financial condition, results of operations, and cash flows may be adversely affected.

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

Many of our solutions are complex and may contain design defects, vulnerabilities, or errors that are not detected before their commercial release. Our solutions also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our solutions or otherwise fail to configure our solutions in an optimal manner. Such defects, errors, and misconfigurations of our solutions could cause our solutions to be vulnerable to cybersecurity attacks, cause them to fail to perform the intended operation, or temporarily interrupt the operations of our customers. In addition, since the techniques used by adversaries change frequently and generally are not recognized until widely applied, there is a risk that our solutions would not be able to address certain attacks. Moreover, our solutions could be targeted by bad actors and attacks specifically designed to disrupt our business and undermine the perception that our solutions are capable of providing their intended benefits, which, in turn, could have a serious impact on our reputation. The risk of a cybersecurity attack increased during the recent COVID-19 pandemic as more individuals are working from home and utilizing home networks for the transmission of sensitive information. Any cybersecurity vulnerability or perceived cybersecurity vulnerability of our solutions or systems could adversely affect our business, financial condition, results of operations, and cash flows.

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

If any of our customers are affected by a cybersecurity attack (such as suffering a ransomware attack or otherwise becoming infected with malware) while using our solutions, such customers could be disappointed with our solutions or perceive that our solutions failed to perform their intended purpose, regardless of whether our solutions operated correctly, blocked, or detected the attack or would have blocked or detected the attack if configured properly. If our customers experience security breaches or incidents, such customers and the general public may believe that our solutions failed. Real or perceived security breaches or incidents impacting our customers could cause disruption or damage or other negative consequences and could result in negative publicity about us, reduced sales, damage to our reputation and competitive position, increased expenses, and customer retention challenges.

Furthermore, our solutions may fail to detect or prevent malware, viruses, worms, or similar threats for any number of reasons, including our failure to enhance and expand our solutions to reflect market trends and new attack methods, new technologies and new operating environments, the complexity of our customers’ environment and the sophistication and coordination of threat actors launching malware, ransomware, viruses, intrusion devices, and other threats. Failure to keep pace with technological changes in the cybersecurity industry and changes in the threat landscape could also adversely affect our ability to protect against security breaches and incidents and could cause us to lose customers.

If we are unable to increase sales of our solutions to new customers, our future results of operations may be harmed.

An important part of our growth strategy involves continued investment in direct marketing efforts, channel partner relationships, our sales force, and infrastructure to add new customers. The number and rate at which new customers may purchase our products and services depends on a number of factors, including those outside of our control, such as customers’ perceived need for our solutions, competition, general economic conditions, market transitions, product obsolescence, technological change, public awareness of security threats to IT systems, macroeconomic conditions, and other factors. These new customers, if any, may renew their subscriptions at lower rates than we have experienced in the past, which could affect our financial results.

We rely on large amounts of data from a variety of sources to support our solutions and the loss of access to or the rights to use such data could reduce the efficacy of our solutions and harm our business.

Like many of our industry peers, we leverage large amounts of data related to threats, vulnerabilities, cyberattacks, and other cybersecurity intelligence to develop and maintain a number of our products and services. We collect, develop, store, and otherwise process portions of this data using third parties and our own technology. We cannot be assured that such third parties or our technology that support the collection, development, storage or other processing of such data, and the sources of such data itself, will continue to be effective or available and the loss or reduction in quality of such data may adversely impact the efficacy of our solutions. Changes in laws or regulations in the United States or foreign jurisdictions, or their interpretation or application, or the actions of governmental or quasi-governmental entities may increase the costs to collect, develop, store, or otherwise process such data, partially or completely prohibit use of such, impose burdensome obligations in connection with such, or could result in disclosure of such data to the public or other third parties, which may reduce its value to us or as part of our solutions and thereby harm our business.

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

As of June 26, 2021, after giving effect to the consummation of the sale of our Enterprise Business, we had approximately 1,225 issued U.S. patents, in addition to approximately 725 issued foreign patents. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for in our patent applications or that any current or future issued patents will not be later challenged, limited, or invalidated. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future intellectual property rights or, if infringement is detected, that we will be successful in asserting claims or counterclaims, that our intellectual property rights will be enforceable, that any damages awarded to us will be sufficient to adequately compensate us for the infringement, that we will be able to obtain injunctive relief to prevent ongoing infringement, or that the costs of seeking enforcement will not outweigh any benefits.

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

Risks Related to Third Party Relationships

We rely significantly on third-party channel partners to facilitate the sale of our products and solutions. If we fail to manage our sales and distribution channels effectively, or if our partners choose not to market and sell our solutions to their customers, our operating results could be adversely affected.

We sell a significant portion of our solutions through third-party intermediaries such as affiliates, retailers, ecommerce, PC OEMs, and other distribution channel partners (we refer to them collectively as “channel partners”). In fiscal 2018, fiscal 2019, and fiscal 2020, our largest customer accounted for 13%, 13%, and 13%, respectively, of our net revenue with its parent company contributing an additional 1%, 2%, and 5%, respectively. Our reliance on these channel partners is subject to a number of risks, including:

•
our channel partners are generally not subject to minimum sales requirements or any obligation to market our solutions to their customers;
•
many channel partner agreements are nonexclusive and may be terminated at any time without cause and or renegotiated with us on new terms that may be less favorable due to competitive conditions in our markets and other factors;
•
our channel partners may encounter issues or have violations of applicable law or regulatory requirements or otherwise cause damage to our reputation through their actions;
•
certain of our channel partners market and distribute competing solutions and may, from time to time, place greater emphasis on the sale of these competing solutions due to pricing, promotions, and other terms offered by our competitors;
•
any consolidation of electronics retailers can increase their negotiating power with respect to software providers such as us and any decline in the number of physical retailers could decrease the channels of distribution for us;
•
the continued consolidation of online sales through a small number of larger channels has been increasing, which could reduce the channels available for online distribution of our solutions; and
•
sales through our partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of sales, or cause our partners to suffer financial difficulty which could delay payments to us, affecting our operating results.

From an anti-bribery and anti-corruption perspective, our business activities are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations, and rules of the countries that we operate in. These laws generally prohibit companies and their employees and third party business partners, representatives, and agents from engaging in corruption and bribery, including offering, promising, giving, or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party to influence any official action, direct business to any person, gain any improper advantage, or obtain or retain business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly. We and our third-party partners may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for inaccurate or incomplete accounting records, internal accounting controls deemed inadequate by applicable regulatory authorities, and corrupt or other illegal activities of our employees, affiliates, third parties, representatives, and agents even if we did not explicitly authorize those activities. This risk is even greater in the countries where we operate that are known to present a heightened risk for corruption.

A significant portion of our revenue is derived from sales through our PC OEM partners that bundle our products with their products. Our reliance on this sales channel is significantly affected by our partners’ sales of new products into which our products or services are bundled. Our revenue from sales through our PC OEM partners is affected primarily by the number of personal computers on which our products are bundled, the geographic mix of their sales, and the rate at which consumers purchase or subscribe to the bundled products. Our PC OEM partners are also in a position to exert competitive pricing pressure. The rate at which consumers purchase or subscribe to the bundled products is affected by other factors, including other terms with the OEM. The continued decline in the PC market as the market shifts towards mobility has increased competition for PC OEMs’ business and gives PC OEMs leverage to demand financial concessions from us in order to secure their business. These agreements require a significant commitment of resources and capital. There is no guarantee we will have sufficient resources to maintain these agreements or secure new PC OEM partners. Even if we negotiate what we believe are favorable terms when we first establish a relationship with a PC OEM, at the time of the renewal of the agreement, we may be required to renegotiate our agreement with them on less favorable terms. Lower net prices for our products or other financial concessions would adversely impact our financial results. Further, acquiring high numbers of customers through our PC OEM partner channel may adversely impact our profitability, as we may see lower average prices from higher mix of new customers and under the PC OEM agreements we may see higher partner related spending during the period of high PC demand and high customer acquisition, until such customers renew with us upon subscription expiration. Any adverse changes in our relationship with our channel partners could have an adverse effect on our business and financial results.

We rely on third-parties to replicate and package certain of our software products, which subjects us to risks of product delivery delays and other supply risks.

We rely on a limited number of third parties to replicate and package our boxed software products. Our reliance on these third-parties reduces our control over our supply chain and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing, and transportation risk. From time to time, we may be required to add new partners to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships, and such additions increase the complexity of our supply chain management. If we lose, terminate, or fail to effectively manage our supply chain partner relationships, or if any of our partners experience production interruptions or shut-downs, including those caused by a natural disaster, epidemic, pandemic (such as the COVID-19 pandemic), capacity shortage, or quality-control problem, it would negatively affect sales and adversely affect our business and results of operations.

We rely on third parties to support our information technology infrastructure and any service interruptions or other failures of our third-party providers or of our information technology infrastructure could result in disruption to our operations or adversely impact our business.

We engage third parties to provide variety of information technology products and services to support our information technology infrastructure. Any failure on the part of our third-party providers or of our information technology infrastructure to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a breach in security or other unanticipated problems could result in interruptions to or delays in our operations or our products or services. Our third-party providers may also discontinue providing the information technology products or services we use and we may be required to replace such products or services, which could result in unanticipated expenses and disruptions to our information technology infrastructure.

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

Risks Related to our Technology Systems and Privacy

If our security measures are breached or unauthorized access to our data is otherwise obtained, or if we suffer other cybersecurity incidents, our brand, reputation, and business could be harmed, and we may incur significant liabilities.

As a cybersecurity leader, we are a high-profile target for data breaches, cyberattacks, and other intentional disruptions of our systems and our solutions. Our networks and solutions may have bugs, defects, or vulnerabilities that may be targeted by hackers and could be targeted by attacks specifically designed to disrupt our business, access our network, source code or other data (including by causing data to be lost, corrupted or unavailable), and harm our reputation. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, criminal networks, and insider threats including actions by employees and third-party service providers, may attempt to penetrate our network security or the security of our systems and websites, and misappropriate proprietary information or cause interruptions of our solutions, including the operation of the global civilian cyber intelligence threat network. This risk has increased during the current COVID-19 pandemic as more individuals are working from home and utilizing home networks for the transmission of sensitive information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, react to or address any attack or incident in a timely manner or enforce the laws and regulations that govern such activities. Such attacks may go undetected for a period of time complicating our ability to respond effectively. In addition, it is possible that hardware failures, human errors (including being subject to phishing attacks, social engineering techniques, or similar methods) or errors in our systems could result in data loss, unavailability, or corruption, or cause the information that we collect to be incomplete or contain inaccuracies. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. A breach of our network security and systems or other cybersecurity incidents or events, including attacks involving ransomware or other malware, that cause the loss or public disclosure of, or access by third parties to, our systems or any unauthorized access to, or loss, corruption, unavailability, or unauthorized use of data that we maintain or process, or the perception that any of these have occurred, could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation, and time consuming and expensive litigation. In addition, such a security breach or incident could impair our ability to operate our business, including our ability to provide subscription and support services to our customers. Additionally, our service providers may suffer or be perceived to suffer, data security breaches or other incidents, or may have exploitable defects or bugs in their systems, software, or networks, that may compromise data stored or processed for us that may give rise to any of the foregoing. Additionally, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our solutions, systems, or networks or the systems and networks of third parties that support us and our services. Any of these negative outcomes could adversely impact our business and results of operations.

We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. Each of these could require us to divert substantial resources.

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

We collect, use, store, disclose, or transfer (collectively, “process”) personal information, including from employees and customers, in connection with the operation of our business. A wide variety of local and international laws and regulations apply to the processing of personal information. Data protection and privacy laws and regulations are evolving and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the E.U. has adopted the General Data Protection Regulation (“GDPR”), which took effect on May 25, 2018. The GDPR imposes requirements that may limit how we are permitted to process data on behalf of ourselves and our clients, and we may be required to incur significant additional costs to comply with these requirements. Applicable laws, regulations and court decisions in the E.U. relating to privacy and data protection could also impact our ability to transfer personal data internationally. The GDPR specifies substantial maximum fines for failure to comply of up to 20 million Euros or 4% of a company’s worldwide turnover, whichever is higher. Continued compliance with the GDPR and national laws in the E.U. may require significant changes to our products and practices to ensure compliance with applicable law.

A variety of data protection legislation also apply in the United States at both the federal and state level, including new laws that may impact our operations. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, with enforcement by the state attorney general beginning July 1, 2020. The CCPA defines “personal information” in a broad manner and generally requires companies that process personal information of California residents to make new disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or sale of personal information, and provides a new cause of action for data breaches. Moreover, California voters approved the California Privacy Rights Act (“CPRA”), in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of these state privacy statutes remain unclear resulting in uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditures in order to comply.

Global privacy and data protection legislation, enforcement, and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. On July 16 2020, the Court of Justice of the European Union (“CJEW”), Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the E.U. to the U.S., was invalid, and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. The impact of this decision on the ability to lawfully transfer personal data from the E.U. to the U.S. remains uncertain. The European Commission released a draft of revised standard contractual clauses addressing the CJEU concerns in November 2020, and on June 4, 2021, published new standard contractual clauses. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens relating to the Schrems II case, regulatory guidance, and other developments relating to cross-border data transfers, and we and our customers face the potential for regulators in the European Economic Area (“EEA”) to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. If any country in which we have customers were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the E.U. agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council.

Further, in June 2016, the U.K. voted to leave the E.U., which resulted in the U.K. exiting the E.U. on January 31, 2020, subject to a transition period that ended on December 31, 2020. Brexit could lead to further legislative and regulatory changes. The U.K. has implemented legislation similar to the GDPR, including the U.K. Data Protection Act and legislation similar to the GDPR referred to as the U.K. GDPR, and which provides for substantial penalties of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Further, it remains to be seen whether the U.K.’s withdrawal from the E.U. pursuant to Brexit will substantially impact the manner in which U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim.

Our actual or alleged failure to comply with any applicable laws and regulations or contractual obligations relating to privacy, data protection, or information security, or to protect such data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers, and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position, and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Evolving and changing definitions of personal information, personal data, and similar concepts within the E.U., the United States, and elsewhere, especially relating to classification of IP addresses, device identifiers, location data, household data, and other information we may collect, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our products by existing and potential customers.

Risks Related to Our International Operations

We operate globally and are subject to significant business, economic, regulatory, social, political, and other risks in many jurisdictions.

Global or regional conditions may harm our financial results. We have operations in many countries and our business activities are concentrated in certain geographic areas including without limitation the Asia Pacific (“APAC”), Europe, Middle-East, and Africa (“EMEA”), and Latin American Region (“LAR”) regions. We derived 40% of our net revenue from international customers for fiscal 2020. As a result, our domestic and international operations and our financial results may be adversely affected by a number of factors outside of our control, including:

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

Research and development risks. We employ engineers in a number of jurisdictions outside the United States. In many of these jurisdictions the laws relating to the protection of rights in technology and intellectual property are less strict than the laws in the United States or not enforced to the same extent as they are enforced in the United States. As a result, in some foreign jurisdictions we may be subject to heightened attempts to gain unauthorized access to our information technology systems or surreptitiously introduce software into our products. These attempts may be the result of hackers or others seeking to harm us, our products, or our customers. We have implemented various measures to manage our risks related to these disruptions, but these measures may be insufficient, and a system failure or security breach or incident could negatively impact our business, financial condition, results of operations, and cash flows. The theft or unauthorized use or publication of our trade secrets and other confidential or proprietary business information as a result of such an incident could negatively impact our competitive position. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches or incidents.

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

Our solutions are subject to U.S. export and import controls, specifically the Export Administration Regulations and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into certain of our solutions, which, along with the underlying technology, may be exported outside of the United States only with the required export authorizations, including by license, license exception, or other appropriate government authorizations, which may require the filing of a classification request or report. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with U.S. export requirements, U.S. customs regulations, U.S. economic sanctions, or other laws could have negative consequences, including reputational harm, government investigations, and substantial civil and criminal penalties (e.g., fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges).

In addition, changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions into international markets, including as a consequence of new licensing requirements, prevent certain personnel from developing or maintaining our products, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our solutions to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, entities, persons, or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to develop, export to, import into, or sell our solutions to, existing or potential end-customers with international operations. Any decreased use of our solutions or limitation on our ability to develop, export to, import into, or sell our solutions in international markets would likely adversely affect our business, financial condition, results of operations, and cash flows.

There is also significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations, and tariffs. The current United States presidential administration is continuing to pursue substantial changes to United States foreign trade policy imposed by the previous administration with respect to China, Mexico, and other countries, including the possibility of imposing greater restrictions on international trade, restrictions on sales and technology transfers to certain Chinese corporations, and continued increased tariffs on goods imported into the United States. Given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the United States or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

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

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our financial condition.

As of June 26, 2021, our total debt outstanding under our Senior Secured Credit Facilities was approximately $3,993 million and additional unused borrowing capacity under our Revolving Credit Facility was approximately $660 million. Subsequent to the completion of the sale of the Enterprise Business, we notified our lenders of our intent to prepay approximately $1 billion of our indebtedness, which will be completed in August 2021. See Note 3 to our condensed consolidated financial statements included elsewhere in this document.

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

Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to take certain actions.

The terms of our outstanding indebtedness restrict us from engaging in specified types of transactions. These covenants restrict our ability to:

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

We have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, including our Senior Secured Credit Facilities, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 15 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 26, 2020, which were recast to reflect discontinued operations and filed with our Current Report on Form 8-K on August 2, 2021.

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

We are required to pay certain Continuing Owners and certain Management Owners for certain tax benefits we may realize or are deemed to realize in accordance with the tax receivable agreement between us and such Continuing Owners and Management Owners, and we expect that the payments we will be required to make will be substantial.

The contribution by certain Continuing Owners and certain Management Owners to McAfee Corp. of certain corporate entities in connection with the Reorganization Transactions and future exchanges of LLC Units for cash or, at our option, for shares of our Class A common stock have produced and are expected to produce or otherwise deliver to us favorable tax attributes that can reduce our taxable income. We are a party to a tax receivable agreement, under which generally we are required to pay to certain of our Continuing Owners and certain Management Owners (collectively, the “TRA Beneficiaries”) 85% of the applicable cash savings, if any, in U.S. federal, state, and local income tax that we actually realize or, in certain circumstances, are deemed to realize as a result of (i) all or a portion of McAfee Corp.’s allocable share of existing tax basis in the assets of Foundation Technology Worldwide LLC (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in McAfee Corp.’s allocable share of existing tax basis in the assets of Foundation Technology Worldwide LLC (and its subsidiaries) and tax basis adjustments in the assets of Foundation Technology Worldwide LLC (and its subsidiaries) as a result of sales or exchanges of LLC Units, (iii) certain tax attributes of the corporations McAfee Corp. acquired in connection with the Reorganization Transactions (including their allocable share of existing tax basis in the assets of Foundation Technology Worldwide LLC (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We generally will retain the benefit of the remaining 15% of the applicable tax savings.

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

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreement is dependent on the ability of our subsidiaries to make distributions to us. The First Lien Credit Agreement restricts the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreement. To the extent that we are unable to make payments under the tax receivable agreement as a result of restrictions in the First Lien Credit Agreement, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

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

Risks Related to Our Class A Common Stock

TPG, Thoma Bravo and Intel will continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

We are currently controlled by our TPG, Thoma Bravo and Intel. As long as TPG, Thoma Bravo and Intel collectively own or control at least a majority of our outstanding voting power, they will have the ability to exercise substantial control and significant influence over our management and affairs and all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The concentration of voting power limits your ability to influence corporate matters and, as a result, we may take actions that you do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected. Even if their collective ownership falls below 50%, TPG, Thoma Bravo and Intel will continue to be able to strongly influence or effectively control our decisions.

Additionally, the interests of TPG, Thoma Bravo and Intel may not align with the interests of our other stockholders. TPG, Thoma Bravo and Intel may, in the ordinary course of their respective businesses, acquire and hold interests in businesses that compete directly or indirectly with us. TPG, Thoma Bravo and Intel each may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Certain of our directors have relationships with TPG, Thoma Bravo and Intel, which may cause conflicts of interest with respect to our business.

Three of our seven directors are affiliated with TPG, Thoma Bravo and Intel. Our directors who are affiliated with TPG, Thoma Bravo or Intel have fiduciary duties to us and, in addition, have duties to TPG, Thoma Bravo and Intel. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and TPG, Thoma Bravo and Intel, whose interests may be adverse to ours in some circumstances.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. Although we are required to disclose material changes made in our internal controls and procedures on at least a quarterly basis, we are not required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (including an auditor attestation on management’s internal controls report) until our annual report on Form 10-K for the fiscal year ending December 25, 2021.

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

Because TPG, Thoma Bravo and Intel collectively control a majority of the voting power of our outstanding Class A common stock and Class B common stock on a combined basis, we are a “controlled company” within the meaning of the Exchange’s corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our Class A common stock, we have:

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

As of June 26, 2021, 271.3 million shares of Class A common stock are issuable upon exchange of LLC Units and MIUs that are held by the Continuing Owners. Under the amended and restated limited liability company agreement of Foundation Technology Worldwide LLC (the “LLC Agreement”), subject to certain restrictions set forth therein, the Continuing Owners are entitled to have their LLC Units exchanged for cash or (at our option) shares of our Class A common stock. The holders of MIUs also have the right, from time to time and subject to certain restrictions, to exchange their MIUs for LLC Units, which will then be immediately redeemed for cash or shares of Class A Common Stock, at the option of the Company, based on the value of such MIUs relative to their applicable distribution threshold.

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

In addition to TPG’s, Thoma Bravo’s and Intel’s beneficial ownership of a controlling percentage of our common stock, our certificate of incorporation and bylaws, and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and the ability of our board of directors to issue preferred stock without stockholder approval that could be used to dilute a potential acquiror. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

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

Each of TPG, Intel and its affiliates, and Thoma Bravo, and the members of our board of directors who are affiliated with them, by the terms of our certificate of incorporation, will not be required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. We, by the terms of our certificate of incorporation, have expressly renounced any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our certificate of incorporation is not able to be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment.

TPG and Thoma Bravo are in the business of making investments in companies and any of TPG, Intel and Thoma Bravo may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if TPG, Intel and its affiliates, or Thoma Bravo allocate attractive corporate opportunities to themselves or their affiliates instead of to us.

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

During the quarter ended June 26, 2021, one of our European distributors filed, on our behalf, two notifications with the FSB that are required to enable the importation and sale of certain McAfee cybersecurity products in the Russian Federation, in each case in compliance with General License No. 1B. However, no sales of any such products actually occurred in the Russian Federation during the quarter, and accordingly, these activities did not result in any revenue or otherwise contribute to our net income for the quarter.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Contribution and Equity Purchase Agreement, dated March 6, 2021, by and among McAfee, LLC, McAfee Security UK LTD, and Magenta Buyer LLC.	8-K	001-39651	2.1	3/8/2021

2.2	First Amendment to Contribution and Equity Purchase Agreement, dated July 2, 2021, by and among McAfee LLC, McAfee Security UK LTD, and Magenta Buyer LLC.	8-K	001-39651	2.1	7/2/2021

2.3	Second Amendment to Contribution and Equity Purchase Agreement, dated July 27, 2021, by and among McAfee, LLC, McAfee Security UK LTD, and Magenta Buyer LLC.	8-K	001-39651	2.1	8/2/2021

10.1	Offer Letter, dated as of September 30, 2020, by and between McAfee, LLC and Ashish Agarwal	10-Q	001-39651	10.1	5/6/2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the three months ended June 26, 2021, has been formatted in Inline XBRL and included in Exhibit 101

+ Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McAfee Corp.

Date: August 10, 2021	By:	/s/ Peter Leav
Peter Leav
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Venkat Bhamidipati
Venkat Bhamidipati
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)