Form 10-Q
period 2021-09-25
McAfee Corp.
filed 2021-11-09
CIK 1783317

@

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

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

As of November 2, 2021, there were 182,658,495 shares of the Registrant’s Class A common stock, $0.001 par value per share, outstanding and 254,297,067 shares of the Registrant’s Class B Common Stock, par value $0.001 per share, outstanding.

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
our ability to consummate the proposed Merger (as defined herein), and the timing, costs and any benefits of such transaction;
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
•
market acceptance of our solutions;
•
the success of our business strategy and changes in our business model and operations;
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
•
our estimated total addressable market;
•
the impact of macroeconomic conditions on our business, including the impact of the COVID-19 pandemic on economic activity and financial markets;
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

•
The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.
•
Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	September 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$848	$231
Accounts receivable, net	124	102
Deferred costs	171	137
Receivable from Enterprise Business	116	—
Other current assets	36	42
Held-for-sale assets	31	—
Current assets of discontinued operations	—	402
Total current assets	1,326	914
Property and equipment, net	55	98
Goodwill	1,018	1,018
Identified intangible assets, net	595	729
Deferred tax assets	398	24
Other long-term assets	92	67
Long-term assets of discontinued operations	—	2,578
Total assets	$3,484	$5,428
Liabilities, redeemable noncontrolling interests and deficit
Current liabilities:
Accounts payable and other current liabilities	$303	$235
Accrued compensation and benefits	66	179
Accrued marketing	101	118
Income taxes payable	207	14
Long-term debt, current portion	44	44
Deferred revenue	953	823
Payable to Enterprise Business	50	—
Current liabilities of discontinued operations	—	972
Total current liabilities	1,724	2,385
Long-term debt, net	2,889	3,943
Deferred tax liabilities	17	5
Tax receivable agreement liability, less current portion	392	—
Other long-term liabilities	136	155
Deferred revenue, less current portion	91	80
Long-term liabilities of discontinued operations	—	660
Total liabilities	5,249	7,228
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	5,836	4,840
Equity (deficit):
Class A common stock, $0.001 par value - 1,500,000,000 shares authorized, 179,848,875 shares issued and outstanding as of September 25, 2021 and 161,267,412 shares issued and outstanding as of December 26, 2020	—	—
Class B common stock, $0.001 par value - 300,000,000 shares authorized, 255,490,562 shares issued and outstanding as of September 25, 2021 and 267,065,127 shares issued and outstanding as of December 26, 2020	—	—
Additional paid-in capital	(7,571)	(6,477)
Accumulated deficit	—	(118)
Accumulated other comprehensive income (loss)	(30)	(45)
Total deficit	(7,601)	(6,640)
Total liabilities, redeemable noncontrolling interests and deficit	$3,484	$5,428

See the accompanying notes to the condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net revenue	$491	$395	$1,400	$1,132
Cost of sales	118	112	349	321
Gross profit	373	283	1,051	811
Operating expenses:
Sales and marketing	91	87	264	225
Research and development	48	35	138	109
General and administrative	51	43	143	141
Amortization of intangibles	13	36	63	108
Restructuring and transition charges (Note 9)	27	—	35	1
Total operating expenses	230	201	643	584
Operating income	143	82	408	227
Interest expense	(61)	(72)	(170)	(222)
Foreign exchange gain (loss), net	14	(43)	29	(49)
Other income (expense), net	(292)	(1)	(301)	—
Income (loss) from continuing operations before income taxes	(196)	(34)	(34)	(44)
Provision for income tax expense (benefit)	(166)	5	(159)	—
Income (loss) from continuing operations	(30)	(39)	125	(44)
Income from discontinued operations, net of taxes	2,420	39	2,467	75
Net income	$2,390	$—	$2,592	$31
Less: Net income attributable to redeemable noncontrolling interests	1,648	N/A	1,784	N/A
Net income attributable to McAfee Corp.	$742	N/A	$808	N/A

Net income (loss) attributable to McAfee Corp.:
Loss from continuing operations attributable to McAfee Corp.	$(92)	N/A	$(40)	N/A
Income from discontinued operations attributable to McAfee Corp.	834	N/A	848	N/A
Net income attributable to McAfee Corp.	$742	N/A	$808	N/A

Earnings per share attributable to McAfee Corp., basic and diluted:
Continuing operations	$(0.54)	N/A	$(0.24)	N/A
Discontinued operations	4.90	N/A	5.11	N/A
Earnings per share, basic and diluted(1)	$4.36	N/A	$4.87	N/A

Weighted-average shares outstanding, basic and diluted	170.3	N/A	165.9	N/A
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

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$2,390	$—	$2,592	$31
Other comprehensive income (loss):
Interest rate cash flow hedges:
Gain (loss) on interest rate cash flow hedges, net of tax	—	(7)	9	(102)
Reclassification adjustments for income on interest rate cash flow hedges	12	13	36	27
Pension and postretirement benefits income, net of tax	—	—	1	—
Total comprehensive income (loss)	$2,402	$6	$2,638	$(44)
Less: Comprehensive income attributable to redeemable noncontrolling interests	1,655	N/A	1,813	N/A
Total comprehensive income attributable to McAfee Corp.	$747	N/A	$825	N/A

See the accompanying notes to the condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 25, 2021	September 26, 2020

Cash flows from operating activities:
Net income	$2,592	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	372
Equity-based compensation	85	25
Deferred taxes	(161)	3
Foreign exchange (gain) loss, net	(29)	49
Pre-tax gain on divestiture of Enterprise Business	(2,634)	—
Tax Receivable Agreement remeasurement	310	—
Other operating activities	31	40
Change in assets and liabilities:
Receivable and payable from/to Enterprise Business	(36)	—
Accounts receivable, net	108	94
Deferred costs	(34)	(29)
Other assets	(42)	(10)
Income taxes payable	193	(2)
Other current liabilities	24	(10)
Deferred revenue	(10)	(26)
Other liabilities	(54)	(73)
Net cash provided by operating activities	538	464
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(5)
Additions to property and equipment	(19)	(32)
Proceeds from divestiture of Enterprise Business, net of transaction costs (Note 3)	3,880	—
Other investing activities	(4)	(3)
Net cash provided by (used in) investing activities	3,857	(40)
Cash flows from financing activities:
Proceeds from issuance of equity	11	2
Payment for long-term debt	(1,027)	(33)
Distributions to members of FTW	(1,860)	(200)
Payment of dividends	(812)	—
Payment of tax withholding for shares and units withheld	(79)	(4)
Other financing activities	(3)	(10)
Net cash used in financing activities	(3,770)	(245)
Effect of exchange rate fluctuations on cash and cash equivalents	(8)	2
Change in cash and cash equivalents	617	181
Cash and cash equivalents, beginning of period	231	167
Cash and cash equivalents, end of period	$848	$348
Supplemental disclosures of noncash investing and financing activities and cash flow information:
Acquisition of property and equipment included in current liabilities	$(4)	$(2)
Distributions to members of FTW included in liabilities	(45)	(5)
Dividends payable included in liabilities	(21)	—
Other financing activities included in liabilities	(8)	—
Tax withholding for shares and units withheld included in liabilities	(5)	—
Proceeds receivable related to divestiture of Enterprise Business	65	—
Transaction costs payable related to divestiture of Enterprise Business	(28)	—
Cash paid during the period for:
Interest, net of cash flow hedges	(148)	(210)
Income taxes, net of refunds	(51)	(35)

See the accompanying notes to the condensed consolidated financial statements.

MCAFEE CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

AND REDEEMABLE NONCONTROLLING INTERESTS

(in millions, except share amounts)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at June 26, 2021	$—	$—	$—	166,004,840	$—	265,376,691	$—	$(9,306)	$(52)	$(33)	$(9,391)	$7,687	$(1,704)
Distributions to RNCI	—	—	—	—	—	—	—	—	—	—	—	(1,726)	(1,726)
Dividend declared	—	—	—	—	—	—	—	(91)	(690)	—	(781)	—	(781)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	5	5	7	12
Equity-based awards expense, net of equity withheld to cover taxes	—	—	—	3,013,153	—	—	—	(39)	—	—	(39)	—	(39)
Stock issuances	—	—	—	355,629	—	—	—	6	—	—	6	—	6
RNCI units conversion into Class A shares	—	—	—	10,475,253	—	(9,886,129)	—	—	—	—	—	—	—
Deferred tax adjustments	—	—	—	—	—	—	—	167	—	—	167	—	167
TRA adjustments	—	—	—	—	—	—	—	(82)	—	—	(82)	—	(82)
Net income	—	—	—	—	—	—	—	—	742	—	742	1,648	2,390
Other	—	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)
Impact of change in ownership in RNCI	—	—	—	—	—	—	—	(34)	—	(2)	(36)	36	—
Fair value adjustment for RNCI	—	—	—	—	—	—	—	1,816	—	—	1,816	(1,816)	—
Balance at September 25, 2021	$—	$—	$—	179,848,875	$—	255,490,562	$—	$(7,571)	$—	$(30)	$(7,601)	$5,836	$(1,765)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at June 27, 2020	$(143)	$(785)	$(1,354)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,282)
Distributions to Members	—	(70)	—	—	—	—	—	—	—	—	—	—	(70)
Other comprehensive loss, net of tax	6	—	—	—	—	—	—	—	—	—	—	—	6
Equity-based awards expense, net of equity withheld to cover taxes	—	5	—	—	—	—	—	—	—	—	—	—	5
Unit issuances	—	1	—	—	—	—	—	—	—	—	—	—	1
Reclassification of redeemable units (Note 6)	—	(24)	—	—	—	—	—	—	—	—	—	—	(24)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 26, 2020	$(137)	$(873)	$(1,354)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,364)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at December 26, 2020	$—	$—	$—	161,267,412	$—	267,065,127	$—	$(6,477)	$(118)	$(45)	$(6,640)	$4,840	$(1,800)
Distributions to RNCI	—	—	—	—	—	—	—	—	—	—	—	(1,878)	(1,878)
Dividend declared	—	—	—	—	—	—	—	(129)	(690)	—	(819)	—	(819)
Other comprehensive loss, net of tax	—	—	—		—	—	—	—	—	17	17	29	46
Equity-based awards expense, net of equity withheld to cover taxes	—	—	—	5,250,424	—	—	—	6	—	—	6	—	6
Stock issuances	—	—	—	577,782	—	—	—	11	—	—	11	—	11
RNCI units conversion into Class A shares	—	—	—	12,753,257	—	(11,574,565)	—	—	—	—	—	—	—
Deferred tax adjustments	—	—	—	—	—	—	—	167	—	—	167	—	167
TRA adjustments	—	—	—	—	—	—	—	(82)	—	—	(82)	—	(82)
Net income	—	—	—	—	—	—	—	—	808	—	808	1,784	2,592
Other	—	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)
Impact of change in ownership in RNCI	—	—	—	—	—	—	—	(76)	—	(2)	(78)	78	—
Fair value adjustment for RNCI	—	—	—	—	—	—	—	(983)	—	—	(983)	983	—
Balance at September 25, 2021	$—	$—	$—	179,848,875	$—	255,490,562	$—	$(7,571)	$—	$(30)	$(7,601)	$5,836	$(1,765)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at December 28, 2019	$(62)	$(647)	$(1,385)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,094)
Distributions to Members	—	(201)	—	—	—	—	—	—	—	—	—	—	(201)
Other comprehensive loss, net of tax	(75)	—	—	—	—	—	—	—	—	—	—	—	(75)
Equity-based awards expense, net of equity withheld to cover taxes	—	22	—	—	—	—	—	—	—	—	—	—	22
Unit issuances	—	2	—	—	—	—	—	—	—	—	—	—	2
Unit repurchases (Note 6)	—	(10)	—	—	—	—	—	—	—	—	—	—	(10)
Reclassification of redeemable units (Note 6)	—	(41)	—	—	—	—	—	—	—	—	—	—	(41)
Net income	—	—	31	—	—	—	—	—	—	—	—	—	31
Other	—	2	—	—	—	—	—	—	—	—	—	—	2
Balance at September 26, 2020	$(137)	$(873)	$(1,354)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,364)

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

Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement (the “Purchase Agreement”) with a consortium led by Symphony Technology Group (“STG”) under which STG agreed to purchase certain of our Enterprise assets together with certain of our Enterprise liabilities (“Enterprise Business”), representing substantially all of our Enterprise segment, for an all-cash purchase price of $4.0 billion. The divestiture transaction closed on July 27, 2021. The divestiture of our Enterprise Business represents a strategic shift in our operations that allows us to focus on our Consumer business. As a result of the divestiture, the results of our Enterprise Business were reclassified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Starting in the first quarter of fiscal 2021, we began to operate in one reportable segment as the Enterprise Business comprised substantially all of our Enterprise segment. Results of discontinued operations includes all revenues and expenses directly derived from our Enterprise Business, with the exception of general corporate overhead costs that were previously allocated to our Enterprise segment but have not been allocated to discontinued operations. The Enterprise Business, as specified in the Purchase Agreement and related Amendments, was reclassified as discontinued operations in our condensed consolidated balance sheets. See Note 3 for additional information about the divestiture of our Enterprise Business.

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

Financial information includes the accounts of the Company and was prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions within the Company have been eliminated in consolidation. These condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The condensed consolidated balance sheet as of December 26, 2020, has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2020, which were recast to reflect discontinued operations and filed with our Current Report on Form 8-K on August 2, 2021. The results of operations for the three and nine months ended September 25, 2021 are not necessarily indicative of the results expected for the entire fiscal year. We have reclassified certain prior period amounts to conform to our current period presentation.

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
•
recognition and measurement of current and deferred income taxes as well as our uncertain tax positions, including the income tax impact of the gain on the divestiture of the Enterprise Business;
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

Fiscal Calendar

We maintain a 52- or 53-week fiscal year that ends on the last Saturday in December. The year ending December 25, 2021 is a 52-week year starting on December 27, 2020. These condensed consolidated financial statements are presented as of September 25, 2021 and December 26, 2020, and for the three and nine months ended September 25, 2021 and the three and nine months ended September 26, 2020. The three and nine months ended September 25, 2021 consisted of 13 and 39 weeks, respectively, and the three and nine months ended September 26, 2020 consisted of 13 and 39 weeks, respectively.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as of and for the nine months ended September 25, 2021, except for those related to discontinued operations, assets held for sale, and those noted in Note 2, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 26, 2020, which were recast to reflect discontinued operations and filed with our Current Report on Form 8-K on August 2, 2021.

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

Assets Held for Sale

Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets and external data available.

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

NOTE 3: DISCONTINUED OPERATIONS AND HELD-FOR-SALE ASSETS

Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement with a consortium led by STG, pursuant to which STG agreed to purchase our Enterprise Business for an all-cash purchase price of $4.0 billion, which closed on July 27, 2021.

The following table presents the gain associated with the sale, presented in the results of our discontinued operations below:

(in millions)
Gross purchase price	$4,000
Net assets sold	(1,283)
Transaction costs	(83)
Pre-tax gain on divestiture of Enterprise Business	2,634
Income tax expense on gain on divestiture of Enterprise Business	(383)
Total gain on divestiture of Enterprise Business	$2,251

The carrying value of the net assets sold are as follow:

(in millions)
Accounts receivable, net	$155
Deferred costs	95
Other current assets	16
Property and equipment, net	55
Intangible assets, net	881
Goodwill	1,413
Other long-term assets	159
Accounts payable and other current liabilities	(57)
Accrued compensation and benefits	(20)
Accrued marketing	(9)
Deferred revenue	(1,345)
Other long-term liabilities	(60)
Total net assets sold	$1,283

Transition Services Agreement

In connection with the divestiture of the Enterprise Business, we entered into a Transition Service Agreement (“TSA”) under which we will provide assistance to the Enterprise Business subsequent to the divestiture including, but not limited to, business support services and information technology services as well as a commercial services agreement under which we will provide certain product services and licensed technology for up to 24 months after the closing date. Income for the transition services was $7 million for the three months ended September 25, 2021 and was recorded as part of Other income (expense), net in our condensed consolidated statements of operations. We also received $13 million under the commercial services agreement and earned $2 million revenue for the three months ended September 25, 2021. The revenue is recorded within Net revenue on the condensed consolidated statements of operations and the remaining $11 million is recorded within Deferred revenue on the condensed consolidated balance sheet.

Our Receivable from and Payable to Enterprise Business consisted of the following:

(in millions)	September 25, 2021
Receivable from Enterprise Business
Proceeds receivable(1)	$65
TSA receivables and misdirected payments	51
Total	$116
Payable to Enterprise Business
Transaction costs	(26)
Misdirected payments	(24)
Total	$(50)
(1)
Amount primarily related to receivable due on delayed closing in certain non-U.S. jurisdictions. In November 2021, $56 million of this amount was received upon closing of certain of these jurisdictions.

Discontinued Operations

The following table presents the aggregate amounts of the classes of assets and liabilities of the Enterprise Business classified as discontinued operations:

(in millions)	December 26, 2020
Assets:
Accounts receivable, net	$290
Deferred costs	96
Other current assets	16
Total current assets of discontinued operations	402
Property and equipment, net	51
Intangible assets, net	915
Goodwill	1,413
Deferred tax assets	43
Other long-term assets	156
Total assets of discontinued operations	$2,980
Liabilities:
Accounts payable and other current liabilities	$56
Accrued compensation and benefits	18
Accrued marketing	6
Deferred revenue	892
Total current liabilities of discontinued operations	972
Deferred tax liabilities	7
Other long-term liabilities	49
Deferred revenue, less current portion	604
Total liabilities of discontinued operations	$1,632

The following table presents information regarding certain components of income from discontinued operations, net of taxes:

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net revenue	$104	$333	$781	$997
Operating income	$26	$46	$95	$100
Pre-tax gain on divestiture of Enterprise Business	$2,634	$—	$2,634	$—
Income before income taxes	$2,659	$46	$2,724	$100
Income tax expense(1)	$239	$7	$257	$25
Income from discontinued operations, net of taxes	$2,420	$39	$2,467	$75
(1)
Income tax expense for the three and nine months ended September 25, 2021 includes $383 million of income tax expense on gain on divestiture of Enterprise Business. The remaining $126 million of tax benefits is primarily attributable to the change in our investment in FTW as it is recognized as result of the divestiture of Enterprise Business.

In July 2021, two amendments to the definitive agreement with a consortium led by STG for the purchase of the Enterprise Business were executed. The amendments modified certain provisions for assets and liabilities to be transferred as well as the timing and procedures for transfer of certain assets and employees in foreign jurisdictions in connection with the sale, and clarifying requirements for maintenance of such assets prior to transfer. The amendments also include certain other modifications or clarifications of the purchase agreement. As a result of the amendments, our results of operations for the six months ended June 26, 2021 and June 28, 2020 and our December 26, 2020 condensed consolidated balance sheet reflect changes in the assets and liabilities that were determined to be part of discontinued operations as reported in our previously filed Form 10-Q for the period ended June 26, 2021. These changes resulted in decreases of $4 million and $4 million to income from discontinued operations, net of tax, for the six months ended June 26, 2021 and June 28, 2020, respectively, and total assets from discontinued assets increased $18 million as of December 26, 2020, as compared to the amounts reported in our previously filed Form 10-Q for the period ended June 26, 2021. These changes are reflected in the information presented above and all relevant disclosures.

In connection with the sale of the Enterprise Business, we have incurred costs up to the date of the sale consisting primarily of consulting fees, legal fees, and other costs to facilitate the separation of the Enterprise Business, including incremental costs associated with data disentanglement and acceleration of data migration to the cloud. During the three and nine months ended September 25, 2021, we recorded $16 million and $77 million, respectively, for these costs. These costs are recorded within Income from discontinued operations, net of taxes, on the condensed consolidated statements of operations.

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020
Depreciation and amortization	$43	$167
Equity-based compensation expense	$36	$4
Additions to property and equipment	$4	$6

Sale of Plano Facility

On September 13, 2021, we entered into a Purchase and Sale Agreement with Capital Commercial Investments, Inc. pursuant to which the Company will sell its property (land and office building with approximately 170,000 square feet of space) and certain property and equipment located in Plano, Texas, for a purchase price of $31 million, net of expected costs to sell. Pursuant to the terms of the Agreement, upon closing the Company will enter into a lease agreement for a limited portion of the facility to use for transitional purposes through April 30, 2022. As a result, the assets are classified as Held-for-sale assets as of September 25, 2021.

NOTE 4: REVENUE FROM CONTRACTS WITH CUSTOMERS

Deferred Revenue

During the nine months ended September 25, 2021, we recognized $721 million from our deferred revenue balance as of December 26, 2020. During the nine months ended September 26, 2020, we recognized $630 million in revenue from our deferred revenue balance as of December 28, 2019.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 25, 2021, we have $1,044 million estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), which includes deferred revenue and amounts that will be billed and recognized as revenue in future periods. We expect to recognize approximately 91% as revenue in the next 12 months and 9% in the next 13 to 36 months.

Net Revenue by Geographic Region

Net revenue by geographic region based on the sell-to address of the end-users is as follows:

	Three Months Ended				Nine Months Ended
(in millions except percentages)	September 25, 2021	% of Total	September 26, 2020	% of Total	September 25, 2021	% of Total	September 26, 2020	% of Total
Americas	$327	66.6%	$260	65.8%	$928	66.3%	$742	65.5%
EMEA	113	23.0%	93	23.5%	326	23.3%	268	23.7%
APJ	51	10.4%	42	10.6%	146	10.4%	122	10.8%
Total net revenue	$491	100.0%	$395	100.0%	$1,400	100.0%	$1,132	100.0%

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan. See Note 8 for individual countries that accounted for more than 10% of net revenue.

Net Revenue by Channel

Direct to Consumer revenue is from subscribers who transact with us directly through McAfee web properties, including those converted after the trial period of the McAfee product preinstalled on their new PC purchase or converted subsequent to their subscription period purchased from another channel. Indirect revenue is driven by users who purchase directly through a partner inclusive of mobile providers, ISPs, electronics retailers, ecommerce sites, and search providers.

Net revenue by channel of the end-users is as follows:

	Three Months Ended				Nine Months Ended
(in millions except percentages)	September 25, 2021	% of Total	September 26, 2020	% of Total	September 25, 2021	% of Total	September 26, 2020	% of Total
Direct to Consumer	$356	72.5%	$305	77.2%	$1,029	73.5%	$879	77.7%
Indirect	135	27.5%	90	22.8%	371	26.5%	253	22.3%
Total net revenue	$491	100.0%	$395	100.0%	$1,400	100.0%	$1,132	100.0%

NOTE 5: LEASES

As of September 25, 2021, we have operating leases primarily for corporate offices and data centers and no significant finance leases. Information related to our leases, including leases associated with our discontinued operations, was as follows:

	Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities	$22	$29
Right-of-use assets obtained in exchange for lease obligations	33	16

Lease expense from continuing operations	$8	$11
Lease expense from discontinued operations	7	17
Total lease expense	$15	$28

Balance sheet information related to leases, excluding leases associated with our discontinued operations, was as follows:

(in millions)	September 25, 2021	December 26, 2020
Other long-term assets	$29	$33
Accounts payable and other current liabilities	$7	$8
Other long-term liabilities	35	38
Total lease liabilities	$42	$46
Weighted Average Remaining Lease Term (in years)	7	8
Weighted Average Discount Rate (percentage)	6.3%	6.3%

Maturities of lease liabilities were as follows:

(in millions)	September 25, 2021
Remainder of 2021	$3
2022	8
2023	6
2024	5
2025	5
Thereafter	26
Total lease payments	53
Less imputed interest	(11)
Total lease liabilities	$42

NOTE 6: TRANSACTIONS WITH MEMBERS, SHAREHOLDERS AND RELATED PARTIES

Total tax and excess cash distributions to its members declared by FTW were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
FTW members excluding McAfee Corp.	$1,726	$70	$1,878	$201
McAfee Corp.	1,052	—	1,142	—
Total tax and excess cash distributions declared	$2,778	$70	$3,020	$201

McAfee Corp. used a portion of its share of the cash distributions declared by FTW to declare or pay the dividends noted in the table below during the nine months ended September 25, 2021. Remaining distributions received by McAfee Corp. were used for corporate taxes and general corporate purposes.

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
December 9, 2020	December 24, 2020	January 7, 2021	$0.087	$14
March 11, 2021	March 26, 2021	April 9, 2021	$0.115	$19
June 10, 2021	June 25, 2021	July 9, 2021	$0.115	$19
August 3, 2021	August 13, 2021	August 27, 2021	$4.500	$760
September 13, 2021	September 24, 2021	October 8, 2021	$0.115	$21

Distributions and dividends of $66 million were recorded primarily within Accounts payable and other current liabilities on the condensed consolidated balance sheet as of September 25, 2021, and $51 million was paid in October 2021.

As a result of the divestiture of the Enterprise Business, in August 2021 the Board of Directors of McAfee Corp. declared a special one-time cash dividend of $4.50 per share of Class A common stock payable to shareholders of record on August 13, 2021 (the “Special Dividend”). In connection with the declaration of the Special Dividend, the Board of Directors of McAfee Corp., as sole managing member of FTW, authorized FTW to declare a special one-time cash distribution to its members in the aggregate of $2.8 billion (the “Special Distribution”). The Special Distribution resulted in the payment of $1.7 billion to Continuing LLC Owners and $1.1 billion to McAfee Corp. McAfee Corp. used $0.8 billion of its share of the Special Distribution to pay the Special Dividend to participating shareholders on August 27, 2021.

We had these additional transactions, inclusive of discontinued operations, with TPG, Intel or other Continuing LLC Owners and companies owned or partially owned by those parties that therefore qualify as related parties. These transactions include sales of our products and purchases of various goods or services.

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Sales with related parties:
Intel	$—	$1	$—	$1
TPG	—	1	—	1
TPG affiliates	$—	$1	$1	$2
Other	—	—	—	2
Total	$—	$3	$1	$6
Payments to related parties:
Intel	$—	$—	$1	$2
TPG	—	1	—	6
TPG affiliates	3	8	21	23
Other	11	—	13	9
Total	$14	$9	$35	$40

Revenue from the sales transactions are recognized in accordance with our revenue recognition policy.

Our Intel receivable, net consisted of the following:

(in millions)	September 25, 2021	December 26, 2020
Intel receivable(1)
Tax indemnity	$9	$8
Total	9	8
Intel payable(1)
Tax indemnity	(3)	(2)
Total	(3)	(2)
Total, net(2)	$6	$6
(1)
We have the contractual right of offset of our receivables and payables with Intel.
(2)
As of September 25, 2021, $5 million and $1 million are recorded in Other current assets and Other long-term assets, respectively, on the condensed consolidated balance sheet. As of December 26, 2020, $3 million and $3 million are recorded in Other current assets and Other long-term assets, respectively, on the condensed consolidated balance sheet.

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

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets disposed of as a result of our agreement with STG to sell certain assets of Enterprise Business were included in assets of discontinued operations in our condensed consolidated balance sheets as of December 26, 2020, and accordingly, are excluded from the tables below.

Intangible Assets, Net

	September 25, 2021			December 26, 2020
(in millions)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships and other	$758	$(619)	$139	$758	$(556)	$202
Acquired and developed technology	517	(472)	45	517	(401)	116
Total intangible assets subject to amortization	1,275	(1,091)	184	1,275	(957)	318
Intangible assets not subject to amortization:
Brand	411	—	411	411	—	411
Total intangible assets not subject to amortization	411	—	411	411	—	411
Total intangible assets	$1,686	$(1,091)	$595	$1,686	$(957)	$729

Amortization expense for purchased and developed intangible assets is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020	Statements of Operations Classification
Customer relationships and other	$13	$36	$63	$108	Amortization of intangibles
Acquired and developed technology	22	26	71	80	Cost of sales
Total	$35	$62	$134	$188

Based on identified intangible assets that are subject to amortization as of September 25, 2021, we expect future amortization expense to be as follows:

(in millions)	Total
Remainder of 2021	$36
2022	76
2023	28
2024	20
2025	19
Thereafter	5
Total	$184

NOTE 8: SEGMENT AND GEOGRAPHIC INFORMATION

Historically, we had two operating segments, which also represented our reportable segments and reporting units. The Consumer segment focused on providing security solutions for consumers, while the Enterprise segment focused on providing security solutions for large enterprise, governments, small and medium-sized businesses. On March 6, 2021, we entered into a definitive agreement to sell certain assets together with certain liabilities of our Enterprise Business to STG, representing substantially all of our Enterprise segment. The divestiture of the Enterprise Business, which was completed on July 27, 2021, allows us to shift our operational focus to our Consumer business and represents a strategic shift in our operations. Therefore, the results of our Enterprise Business until the closing of the sale were classified as discontinued operations in our condensed consolidated statements of operations and thus excluded from both continuing operations and segment results for all periods presented. Accordingly, we now have one reportable segment with the change reflected in all periods presented.

Net revenue by country based on the sell-to address of the end-users is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
U.S.	$300	$238	$852	$680
Other(1)	191	157	548	452
Total net revenue	$491	$395	$1,400	$1,132

(1)
No other individual country accounted for more than 10% of net revenue.

NOTE 9: RESTRUCTURING AND TRANSITION CHARGES

Restructuring charges generally include significant actions impacting the way we manage our business. Employee severance and benefit charges are largely based upon substantive severance plans, while some charges result from mandated requirements in certain foreign jurisdictions. These charges include items such as employee severance, ongoing benefits, and excess payroll costs directly attributable to the restructuring plan. Transition charges are costs incurred subsequent to the divestiture of the Enterprise Business in support of the transition services agreement. These costs include legal, advisory, consulting and other costs and are generally paid when incurred.

In connection with divestiture of the Enterprise Business, a portion of our Restructuring and transition charges were classified to discontinued operations for all periods presented. Restructuring and transition charges are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Employee severance and benefits	$—	$—	$8	$1
Transition charges	27	—	27	—
Restructuring and transition charges attributable to continuing operations	27	—	35	1

Employee severance and benefits	1	—	25	8
Facility restructuring	—	—	1	—
Restructuring charges attributable to discontinued operations	1	—	26	8
Total restructuring and transition charges	$28	$—	$61	$9

In January 2020, we commenced the 2020 transformation initiative, in which we realigned our staffing across various departments. As part of the initiative, we incurred employee severance and benefits costs of $1 million recorded in restructuring charges in the condensed consolidated statement of operations for the nine months ended September 26, 2020.

In December 2020, we initiated a workforce reduction and other restructuring activities designed to continue to improve operating margins in connection with the reorientation of our Enterprise Business and realignment of staffing in other departments, which was announced in February 2021 following the notification of affected employees. These activities have been substantially completed. As part of the initiative, in December 2020 we recognized $16 million in connection with the workforce reduction and other restructuring activities. During the three and nine months ended September 25, 2021, we recognized $1 million and $34 million, respectively, of employee severance and benefits and facility restructuring charges in Restructuring and transition charges within the condensed consolidated statement of operations. These charges consist primarily of one-time termination benefits to the impacted employees, including severance payments and healthcare and other accrued benefits. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

The balance of our restructuring and transition activities are as follows:

(in millions)	Total
Employee severance and benefits
As of December 26, 2020	$16
Additional accruals, inclusive of expenses attributed to discontinued operations	33
Cash payments	(46)
As of September 25, 2021	$3

NOTE 10: EMPLOYEE INCENTIVES

Equity-Based Compensation

Equity-based compensation costs recognized in our condensed consolidated statements of operations were:

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Cost of sales	$1	$—	$3	$—
Sales and marketing	2	—	9	1
Research and development	6	1	16	1
General and administrative	8	4	22	19
Total equity-based compensation expense from continuing operations	17	5	50	21
Discontinued operations	(9)	1	36	4
Total equity-based compensation expense	$8	$6	$86	$25

As of September 25, 2021, there was $186 million of unrecognized equity-based compensation cost, which is expected to be recognized over a weighted average vesting period of 2.7 years.

During the nine months ended September 25, 2021, we granted 1.8 million Restricted Stock Units (“RSU”s) with a grant date fair value of $42 million as part of the divestiture of the Enterprise Business (“Enterprise RSU grant”). The Enterprise RSU grants are expected to vest over a weighted average service period of less than one year.

During the nine months ended September 25, 2021, we granted an additional 4.9 million RSU's with a grant date fair value of $109 million. These RSUs are generally expected to vest over a four-year period. We also granted 0.6 million Performance Stock Units (“PSU”s) with a fair value of $13 million. PSUs are generally expected to vest over a weighted average three-year period.

In connection with the special dividend (Note 6), the Board authorized two changes to outstanding equity awards. First, on our unvested RSUs and PSUs as of August 13, 2021, the Board authorized an increase to the outstanding number of units of approximately 17% or 2.2 million units. Second, on our unexercised stock options as of August 13, 2021, the Board authorized a reduction of the strike price of $4.50, equal to the per unit amount paid for the special dividend. As these changes were intended to “make-whole” holders of these instruments, changes were not applied where circumstances allowed an individual or award type a contractual right to participate in the special dividend.

Deferred Cash and Equity

As of September 25, 2021, our outstanding deferred cash and equity related to our acquisitions is as follows:

(in millions)
Outstanding deferred cash and equity balance at December 26, 2020	$13
Accruals	6
Cash payment	(15)
Outstanding deferred cash and equity balance at September 25, 2021	$4

As of September 25, 2021, we have no unrecognized expense relating to deferred cash. Deferred cash is recorded within Accrued compensation and benefits on the condensed consolidated balance sheet.

NOTE 11: DEBT

Our long-term debt balance consisted of the following:

(in millions)	September 25, 2021	December 26, 2020
Long-term debt, net:
1st Lien USD Term Loan(1)	$2,355	$2,701
1st Lien Euro Term Loan(2)	585	1,298
Long-term debt, net of unamortized discounts	2,940	3,999
Unamortized deferred financing costs	(7)	(12)
Current installments of long-term debt	(44)	(44)
Total	$2,889	$3,943
(1)
During the nine months ended September 25, 2021, the weighted average interest rate was 3.9%
(2)
During the nine months ended September 25, 2021, the weighted average interest rate was 3.5%

Long-Term Debt

As of September 25, 2021, the material terms of our outstanding debt remain unchanged from those described in our consolidated financial statements as of December 26, 2020.

In August 2021, we used a portion of the proceeds of the divestiture of the Enterprise Business (Note 3) to prepay $332 million of 1st Lien USD Term Loan and €563 million of 1st Lien Euro Term Loan. In connection with this prepayment, we incurred a loss on extinguishment of debt of $10 million related to recognition of unamortized discount and deferred financing costs recorded in Interest expense on the condensed consolidated statement of operations.

Revolving Credit Facility

As of September 25, 2021 and December 26, 2020, we had a letter of credit of $4 million issued against the Revolving Credit Facility and $660 million of undrawn capacity under the Revolving Credit Facility, for which our commitment fee on the unused portion was 0.25%.

Debt Covenants and Restrictions

No event of default had occurred under any of our debt obligations as of September 25, 2021. We were not required to make any additional prepayments above the 0.25% per quarter amortization of the 1st Lien Term Loans during the nine months ended September 25, 2021.

NOTE 12: INCOME TAX

McAfee Corp. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from FTW based upon McAfee Corp.’s economic interest in FTW. FTW is a pass through entity for U.S. federal income tax purposes and will not incur any federal income taxes either for itself or its U.S. subsidiaries that are also pass through or disregarded subsidiaries. Taxable income or loss for these entities will flow through to its respective members for U.S. tax purposes. FTW does have certain U.S. and foreign subsidiaries that are corporations and are subject to income tax in their respective jurisdictions.

We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and may not accurately anticipate actual outcomes. Tax position recognition is a matter of judgment based on the individual facts and circumstances of our position evaluated in light of all available evidence. As of September 25, 2021 and December 26, 2020, we had uncertain tax positions, including interest and penalties, of $12 million and $16 million, respectively, primarily recorded within Other long-term liabilities and Other long-term assets on the condensed consolidated balance sheets. In the next 12 months, it is reasonably possible to have an audit closure or statute expirations in one of our foreign jurisdictions. We do not believe the amount to have a significant impact to our consolidated financial statements. A portion of income taxes and uncertain tax positions has been indemnified by Intel (Note 6).

Tax Receivable Agreement Liability and Deferred Tax Assets

On July 27, 2021, we completed the divestiture of the Enterprise Business (Note 3). For the nine months ended September 25, 2021, of the $257 million of taxes recognized in discontinued operations, income tax expense related to the divestiture was $383 million. The remaining $126 million of tax benefits is primarily attributable to the change in our investment in FTW that is recorded in discontinued operations as it is recognized as result of the Enterprise sale transaction.

As a result of the divestiture, we expect to utilize certain deferred tax assets from the domestic portion of the gain on the sale. In addition to objectively verifiable evidence, we have considered subjective evidence, such as our projections for future growth, in evaluating if the realizability of the net deferred tax assets has met the more likely than not recognition criteria. We have concluded that a full valuation allowance against the net deferred tax assets of our domestic entities will no longer be required. During the three months ended September 25, 2021, we have released $200 million of the $213 million of valuation allowance that existed as of December 26, 2020. An additional valuation allowance of $11 million is expected to be released in the fourth quarter as part of the annual effective tax rate calculation. The remaining valuation allowance of $2 million relates to state net operating loss carryforwards that we have determined are not more likely than not going to be utilized. In addition, we recognized a deferred tax asset of $167 million with a corresponding charge to equity for exchanges (the “Exchanges”) in fiscal 2021.

Changes to our deferred tax asset consisted of the following:

		Offset To
(in millions)	Deferred Tax Asset	Additional Paid-in Capital	Provision for Income Tax (Expense) Benefits	Income from Discontinued Operations
Release of valuation allowance on deferred tax assets	$200	$—	$184	$16
Exchanges and tax attributes in Fiscal 2021	167	167	—	—

As the net deferred tax assets have been recognized as of the date of divestiture, the full liability under the TRA also became probable. Therefore, for the three months ended September 25, 2021, we have recognized an additional long-term TRA liability of $380 million. The remeasurement of the TRA liability as of the date of divestiture, including 2021 exchanges of LLC Units for Class A shares in the Company prior to the remeasurement, resulted in an additional TRA expense of $298 million for the three months ended September 25, 2021. The TRA liability that is a result of the exchanges after the date of divestiture was recorded as a reduction to equity of $82 million.

Our TRA balances and changes to them consisted of the following:

	TRA Liability		Offset To
(in millions)	Current Portion	Noncurrent Portion	Additional Paid-in Capital	Other Income	Income from Discontinued Operations
As of December 26, 2020	$2	$—
Exchanges and tax attributes that existed prior to divestiture	—	310	$—	$(306)	$(4)
Exchanges and tax attributes that existed on or after divestiture	—	82	(82)	—	—
As of September 25, 2021	$2	$392	$(82)	$(306)	$(4)

See Note 18 to the condensed consolidated financial statements for further information on changes to the TRA subsequent to September 25, 2021.

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

The fair value of our financial instruments are as follows:

(in millions)	Level 1	Level 2	Level 3
As of September 25, 2021
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 11)	$—	$(2,970)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(75)	$—
As of December 26, 2020
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 11)	$—	$(4,033)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(119)	$—

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

Interest Rate Swaps

We have multiple interest rate swaps in order to fix the LIBOR portion of our USD denominated variable rate borrowings (Note 11). As of September 25, 2021, the outstanding effective arrangements were as follows:

Notional Value (in millions)	Effective Date	Expiration Date	Fixed Rate
$100	January 29, 2018	January 29, 2022	2.41%
$275	January 29, 2018	January 29, 2023	2.48%
$275	January 29, 2018	January 29, 2023	2.49%
$475	March 29, 2019	March 29, 2024	2.40%
$750	March 4, 2020	September 29, 2024	2.07%
$250	March 29, 2020	March 29, 2024	0.93%
$225	January 29, 2021	January 29, 2024	0.42%

In August 2021, we terminated $150 million of our $250 million notional interest rate swap that had an expiration date of January 29, 2022 with a $2 million payment.

The gross amounts of our interest rate swaps, which are subject to master netting arrangements, were as follows:

(in millions)	Gross amounts recognized	Gross amount offset in Balance Sheets	Net amounts presented in Balance Sheets
As of September 25, 2021
Other long-term assets	$1	$(1)	$—
Accounts payable and other current liabilities	(39)	—	(39)
Other long-term liabilities	(37)	1	(36)
As of December 26, 2020
Accounts payable and other current liabilities	$(43)	$—	$(43)
Other long-term liabilities	(76)	—	(76)

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

The following table summarizes the ownership and economic interest in FTW LLC:

	September 25, 2021		December 26, 2020
(in millions except percentages)	Units Outstanding	Ownership %	Units Outstanding	Ownership %
Number of LLC Units held by McAfee Corp.	179.9	40.8%	161.3	37.2%
Number of LLC Units and vested MIUs held by RNCI	261.2	59.2%	272.5	62.8%
Total LLC Units and vested MIUs outstanding	441.1	100.0%	433.8	100.0%

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

Prior to the Reorganization Transactions, the FTW capital structure primarily included FTW LLC Units. Certain holders of these units exchanged their FTW LLC units for Class A common stock of the Corporation in the Reorganization Transactions with the remaining FTW LLC Units reflecting RNCI in the Corporation. The completion of the Reorganization Transactions created the Corporation’s current capital structure, which is not reflective of the capital structure of FTW’s business prior to the Reorganization Transactions. Therefore, earnings per share information has not been presented for the three and nine months ended September 26, 2020.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and nine months ended September 25, 2021, the periods wherein the Corporation had outstanding Class A common stock.

	Three Months Ended			Nine Months Ended
(in millions except per share data)	September 25, 2021			September 25, 2021
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss) attributable to McAfee Corp., basic and diluted	$(92)	$834	$742	$(40)	$848	$808
Denominator:
Weighted average shares of Class A common stock outstanding, basic and diluted	170.3	170.3	170.3	165.9	165.9	165.9

Earnings per share attributable to McAfee Corp., basic and diluted
Earnings per share, basic and diluted(1)	$(0.54)	$4.90	$4.36	$(0.24)	$5.11	$4.87

(1)
For the three and nine months ended September 25, 2021, 278.4 million and 274.6 million weighted average units were excluded from dilution, respectively. The excluded units consist primarily of RNCI that is excluded from dilution because its effects would have been anti-dilutive.

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

(in millions)	September 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$567	$231
Accounts receivable, net	124	102
Deferred costs	171	137
Receivable from Enterprise Business	116	—
Other current assets	36	42
Held-for-sale assets	31	—
Current assets of discontinued operations	—	402
Total current assets	1,045	914
Property and equipment, net	55	98
Goodwill	1,018	1,018
Identified intangible assets, net	595	729
Deferred tax assets	44	24
Receivable from Parent, net	—	46
Other long-term assets	92	67
Long-term assets of discontinued operations	—	2,578
Total assets	$2,849	$5,474
Liabilities and deficit
Current liabilities:
Accounts payable and other current liabilities	$276	$219
Accrued compensation and benefits	66	179
Accrued marketing	101	118
Income taxes payable	44	14
Long-term debt, current portion	44	44
Liability to Parent, net	4	—
Deferred revenue	953	823
Payable to Enterprise Business	50	—
Current liabilities of discontinued operations	—	972
Total current liabilities	1,538	2,369
Long-term debt, net	2,889	3,943
Deferred tax liabilities	17	5
Other long-term liabilities	130	155
Deferred revenue, less current portion	91	80
Long-term liabilities of discontinued operations	—	660
Total liabilities	4,665	7,212
Members’ deficit:
Deficit attributable to Continuing LLC Owners	(1,075)	(1,092)
Deficit attributable to McAfee Corp.	(741)	(646)
Total deficit	(1,816)	(1,738)
Total liabilities and deficit	$2,849	$5,474

NOTE 17: COMMITMENTS AND CONTINGENCIES

As of September 25, 2021, we have unconditional purchase obligations, including those related to our discontinued operations in connection with costs to support our obligations under our transition services agreement, of $420 million that expire at various dates through 2026 and guarantees of $10 million that expire at various dates through 2028.

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

NOTE 18: SUBSEQUENT EVENTS

On November 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor BidCo, Inc., a Delaware corporation (“Parent”), and Condor Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company whereupon the separate corporate existence of Merger Subsidiary will cease and the Company will be the surviving corporation in the Merger (the “Surviving Corporation”) and will continue as a wholly owned subsidiary of Parent (the “Merger”).

As a result of the Merger, at the effective time of the Merger (the “Effective Time”) (subject to certain exceptions, including for shares of Class A Common Stock of the Company and Class B Common Stock of the Company (collectively, the “Company Stock”) owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware), each share of Company Stock outstanding immediately prior to the Effective Time will be automatically canceled and converted into the right to receive $26.00 in cash, without interest (the per share consideration, the “Per Share Consideration” and the aggregate consideration, the “Merger Consideration”).

Pursuant to the Merger Agreement, immediately prior to the Effective Time, except as provided therein, (i) the Company will require each member of FTW to effect an exchange of all such member’s vested MIUs (if any) for New Class A Units, and, thereafter, will require each member to effect a redemption of all of such member’s Class A LLC Units and Class B Common Stock in exchange for shares of Class A Common Stock (the “Exchange and Redemption”) and (ii) each share of Class B Common Stock will automatically be canceled immediately upon the consummation of the Exchange and Redemption, such that no shares of Class B Common Stock remain outstanding immediately prior to the Effective Time. In addition, the Board shall take all actions so that all MIUs of FTW shall be vested in full as of immediately prior to the Exchange and Redemption.

Pursuant to the Merger Agreement, immediately prior to the Effective Time:

(i) each in-the-money option to purchase shares of Company Stock (a “Company Stock Option”) that is outstanding and vested (including each in-the-money option that accelerates and becomes vested by its terms in connection with the transactions) will be canceled and converted into the right to receive, without interest, an amount in cash determined by multiplying the excess of the Per Share Consideration over the option exercise price by the number of shares of Company Stock subject to such option as of immediately prior to the Effective Time;

(ii) each Company Stock Option that is not an in-the-money Company Stock Option shall be canceled for no consideration;

(iii) each restricted stock unit (“Company RSU”) and performance stock unit (“Company PSU”, and collectively with the Company Stock Options, shares of restricted Company Stock and Company RSUs, “Company Awards”) with respect to Company Stock that is outstanding and vested (including each Company RSU and each Company PSU that accelerates and becomes vested by its terms in connection with the transactions) will be canceled and converted into the right to receive, without interest, an amount in cash equal to the number of shares of Company Stock subject to the vested Company RSU or Company PSU award as of immediately prior to the Effective Time multiplied by the Per Share Consideration; and

(iv) each Company Award that is then outstanding and not vested will be converted into a cash award, which will remain subject to the same time-vesting terms and conditions that apply immediately prior to closing, will be paid out on the next payroll date following the applicable vesting date, so long as the applicable portion becomes vested prior to the holder’s termination of service, and will be subject to vesting, payment and other conditions that are no less favorable to the holder than those that applied to the corresponding award immediately prior to closing.

Each cash award will provide the holder with the opportunity to be paid an amount in cash equal to (1) with respect to each in-the-money Company Stock Option that is not vested, (A) the excess of the Per Share Consideration over the option exercise price of such in-the-money Company Stock Option multiplied by (B) the number of shares of Common Stock subject to such in-the-money Company Stock Option as of immediately prior to the closing and (2) with respect to each restricted stock award, Company RSU, or Company PSU that is not vested, (A) the number of shares of Company Stock subject to such restricted stock award, Company RSU, or Company PSU as of immediately prior to the closing multiplied by (B) the Per Share Consideration; provided, that (x) in the case of a Company PSU that is not vested and that has an applicable one-year performance period that ends on or ended prior to the closing, for purposes of determining the number of shares of Company Stock subject to such Company PSU converted into the Cash Award, such Company PSU shall be deemed earned based on the actual performance during such performance period, and (y) in the case of a Company PSU that is not vested and that has an applicable one-year performance period that ends after the closing, for purposes of determining the number of shares of Company Stock subject to such Company PSU converted into the Cash Award, the number of shares of Company Stock subject to such Company PSU shall be determined as though such performance conditions were satisfied at the applicable target levels. Each award payable in a fixed amount of cash issued in connection with the initial public offering of the Company to employees in certain jurisdictions, and each right to receive previously accrued but not yet paid cash dividends or distributions in respect of Company Awards, Class A LLC Units, or MIUs of FTW will be assumed, honored, or continued in accordance with its terms defined in the Merger Agreement.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to use reasonable best efforts to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the Closing. The parties have agreed to use reasonable best efforts to take all actions necessary to consummate the merger, including cooperating to obtain the regulatory approvals necessary to complete the Merger.

Until 11:59 p.m. (New York City time) on the date that is (i) forty five (45) calendar days following the date of the Merger Agreement (the “No Shop Period Start Date”) or (ii) in respect of any Excluded Party (as defined in the Merger Agreement), fifteen (15) days after the No Shop Period Start Date (the “Cut-Off Date”; such time period, the “Go Shop Period”), the Company, its subsidiaries and their respective directors, officers, employees and other representatives have the right to, among other things, directly or indirectly, (1) solicit alternative acquisition proposals and (2) provide information (including nonpublic information) to third parties in connection therewith pursuant to an acceptable confidentiality agreement. From and after the Cut-Off Date or the No Shop Period Start Date (as applicable), the Company, its subsidiaries and its and their respective representatives must comply with customary non-solicitation restrictions. Subject to certain customary “fiduciary out” exceptions, the Board is required to recommend that the Company’s stockholders adopt the Merger Agreement.

In connection with the closing of the Merger, the Company, FTW and certain other parties thereto have entered into a Tax Receivable Agreement and LLC Agreement Amendment (the “Amendment”). The Amendment provides for, among other things, (i) the payment of amounts due under the tax receivable agreement currently in effect (the “TRA”) with respect to U.S. federal income tax year 2020 of the Company in accordance with the terms of the TRA up to an aggregate amount of $2 million, which payments shall be paid no later than 10 business days prior to the Closing Date, (ii) the suspension of all other payments under the TRA from and after November 5, 2021 and (iii) the amendment of the TRA, effective as of immediately prior to and contingent upon the occurrence of the Effective Time of the Merger, which shall result in the TRA (and all of the Company’s obligations thereunder, including the obligation to make any of the foregoing suspended payments) terminating immediately prior to the Effective Time of the Merger.

The obligation of the parties to consummate the Merger is subject to receipt of stockholder approval, the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of clearance under other regulatory approvals, clearance by the Committee on Foreign Investment in the United States and other customary conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As a global leader and trusted brand in cybersecurity for over 30 years, McAfee protects millions of consumers with one of the industry’s most comprehensive cybersecurity portfolios. Our award-winning products offer individuals and families protection for their digital lives. We meet the cyber security needs of consumers wherever they are, with solutions for device security, privacy and safe Wi-Fi, online protection, and identity protection, among others. Our mission is to protect all things that matter through leading-edge cybersecurity products.

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

Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement (the “Purchase Agreement”) with a consortium led by Symphony Technology Group (“STG”) under which STG agreed to purchase certain of our Enterprise assets together with certain of our Enterprise liabilities (“Enterprise Business”), representing substantially all of our Enterprise segment, for an all-cash purchase price of $4.0 billion. The divestiture transaction closed on July 27, 2021. The divestiture of our Enterprise Business, represents a strategic shift in our operations that allows us to focus on our Consumer business. As a result of the divestiture, the results of our Enterprise Business were reclassified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Starting in the first quarter of fiscal 2021, we began to operate as one reportable segment as the Enterprise Business comprised substantially all of our Enterprise segment. Results of discontinued operations includes all revenues and expenses directly derived from our Enterprise Business, with the exception of general corporate overhead costs that were previously allocated to our Enterprise segment but have not been allocated to discontinued operations. The Enterprise Business was reclassified as discontinued operations in our condensed consolidated balance sheets. In connection with the divestiture, we recognized a gain of $2.3 billion, net of estimated taxes and transaction costs. See Note 3 for additional information about the divestiture of our Enterprise Business.

On August 3, 2021, the Board of Directors of McAfee Corp., using a portion of the proceeds received from the divestiture of Enterprise Business, declared a special one-time cash dividend of $4.50 per share of Class A common stock payable to shareholders of record on August 13, 2021 (the “Special Dividend”). In connection with the declaration of the Special Dividend, the Board of Directors of McAfee Corp., as sole managing member of FTW, authorized FTW to declared a special one-time cash distribution to its members in the aggregate of $2.8 billion (the “Special Distribution”). The Special Distribution resulted in the payment of $1.7 billion to Continuing LLC Owners and $1.1 billion to McAfee Corp. McAfee Corp. used $0.8 billion of its share of the Special Distribution to pay the Special Dividend to participating shareholders on August 27, 2021.

We also used a portion of the proceeds from the divestiture to prepay $332 million of 1st Lien USD Term Loan and €563 million of 1st Lien Euro Term Loan in August 2021. In connection with this prepayment, we incurred a loss on extinguishment of debt of $10 million related to recognition of unamortized discount and deferred financing costs. See Note 11 to the condensed consolidated financial statements for further information. We also terminated $150 million of our $250 million notional interest rate swap that had an expiration date of January 29, 2022. See Note 13 to the condensed consolidated financial statements for further information.

Subsequent to the Enterprise Business divestiture, we concluded that a full valuation allowance against the net deferred tax assets of our domestic entities will no longer be required and released $200 million of the $213 million of valuation allowance that existed as of December 26, 2020. We also expect to realize certain tax benefits subject to our TRA and thus we recognized and recorded an additional long-term TRA liability of $380 million and $392 million for the three and nine months ended September 25, 2021, respectively.

The remeasurement of the TRA liability, including 2021 exchanges prior to the date of the divestiture of the Enterprise Business resulted in a TRA expense of $310 million recorded primarily within Other income (expense), net while the TRA liability of $82 million that is a result of the exchanges of FTW LLC Units for Class A shares in the Company was recorded as a reduction to equity. See Note 12 to the condensed consolidated financial statements for further information and the income tax impact of the Enterprise Business divestiture.

Recent Developments

On November 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor BidCo, Inc., a Delaware corporation (“Parent”), and Condor Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company whereupon the separate corporate existence of Merger Subsidiary will cease and the Company will be the surviving corporation in the Merger and will continue as a wholly owned subsidiary of Parent (the “Merger”). Parent has obtained equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement. Affiliates of funds advised by each of Advent International Corporation, Permira Advisers LLC, Crosspoint Capital Partners L.P., Abu Dhabi Investment Authority, and Canada Pension Plan Investment Board and GIC Private Ltd. have committed to capitalize Parent at the Closing with an aggregate equity contribution equal to $5.2 billion on the terms and subject to the conditions set forth in signed equity commitment letters. Under the terms of the agreement, the Company’s stockholders will receive $26.00 in cash for each share of Class A common stock they hold on the transaction closing date. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, including, among others, approval by the Company’s stockholders, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of other regulatory approvals, and clearance by the Committee on Foreign Investment in the United States.

In connection with the closing of the Merger, the Company, FTW and certain other parties thereto have entered into a Tax Receivable Agreement and LLC Agreement Amendment (the “Amendment”). The Amendment provides for, among other things, (i) the payment of amounts due under the tax receivable agreement currently in effect (the “TRA”) with respect to U.S. federal income tax year 2020 of the Company in accordance with the terms of the TRA up to an aggregate amount of $2 million, which payments shall be paid no later than 10 business days prior to the Closing Date, (ii) the suspension of all other payments under the TRA from and after November 5, 2021 and (iii) the amendment of the TRA, effective as of immediately prior to and contingent upon the occurrence of the Effective Time of the Merger, which shall result in the TRA (and all of the Company’s obligations thereunder, including the obligation to make any of the foregoing suspended payments) terminating immediately prior to the Effective Time of the Merger. For a summary of the transaction, please refer to Note 18 Subsequent Events in our consolidated financial statements of this Quarterly Report and to our Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2021.

Financial Highlights

For the three months ended September 25, 2021 compared to the three months ended September 26, 2020 we delivered the following:

•
Net revenue increased by 24% to $491 million
•
Net income increased to $2,390 million inclusive of $2,251 million gain, net of estimated taxes and transaction costs, on the divestiture of the Enterprise Business
•
Loss from continuing operations decreased by 23% to $30 million
•
Adjusted EBITDA increased by 43% to $234 million

For the nine months ended September 25, 2021 compared to the nine months ended September 26, 2020 we delivered the following:

•
Net revenue increased by 24% to $1,400 million
•
Net income increased to $2,592 million inclusive of $2,251 million gain, net of estimated taxes and transaction costs, on the divestiture of the Enterprise Business
•
Income from continuing operations increased by 384% to $125 million
•
Adjusted EBITDA increased by 35% to $653 million
•
Net cash provided by operating activities increased by 16% to $538 million
•
Free cash flow increased by 20% to $515 million

See “Non-GAAP Financial Measures” for a description of adjusted EBITDA, and free cash flow, and a reconciliation of these measures to the nearest financial measure calculated in accordance with GAAP.

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

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. These developments include the severity and transmission rate of the disease, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions and vaccines, the impact on economic activity and the impact of these and other factors. We have experienced growth and increased demand for our solutions in recent quarters, which may be due in part to greater demand for devices or our solutions in response to the COVID-19 pandemic. We cannot determine what, if any, portion of our growth in net revenue, the number of our Direct to Consumer Subscribers, or any other measures of our performance during the fiscal 2021 compared to the fiscal 2020 was the result of such responses to the COVID-19 pandemic.

Fiscal Calendar

We maintain a 52- or 53-week fiscal year that ends on the last Saturday in December. The year ending December 25, 2021 is a 52-week year starting on December 27, 2020. These condensed consolidated financial statements are presented as of September 25, 2021 and December 26, 2020, and for the three and nine months ended September 25, 2021 and the three and nine months ended September 26, 2020. The three and nine months ended September 25, 2021 consisted of 13 and 39 weeks, respectively, and the three and nine months ended September 26, 2020 consisted of 13 and 39 weeks, respectively.

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

We define Core Direct to Consumer Subscribers as active subscribers whose transaction for a subscription is directly with McAfee. These subscribers include those who (i) transact with us directly through McAfee web properties, (ii) are converted during or after the trial period of the McAfee product preinstalled on their new PC purchase, or (iii) are channel led subscribers who are converted to Core Direct to Consumer Subscribers after expiration of their subscription of our product initially purchased through our retail, ecommerce or PC OEM partners.

We define Trailing Twelve Months (“TTM”) Dollar Based Retention – Core Direct to Consumer Subscribers as the annual contract value of Core Direct to Consumer Subscriber subscriptions that were renewed in the trailing twelve months divided by the annual contract value for Core Direct to Consumer Subscribers subscriptions that were up for renewal in the same period. We monitor TTM Dollar Based Retention as an important measure of the value we retain of our existing Core Direct to Consumer Subscriber base and as a measure of the effectiveness of the strategies we deploy to improve those rates over time.

We define Monthly Average Revenue Per Customer (“ARPC”) as monthly subscription net revenue from transactions directly between McAfee and Core Direct to Consumer Subscribers, divided by average Core to Direct Consumer Subscribers from the same period. ARPC can be impacted by price, mix of products, and change between periods in Core Direct to Consumer Subscriber count. We believe that ARPC allows us to understand the value of our solutions to the portion of our subscriber base transacting directly with us.

	September 25, 2021	September 26, 2020
Core Direct to Consumer Subscribers (in millions)	20.1	17.3
TTM Dollar Based Retention - Core Direct to Consumer Subscribers	99.3%	99.7%

	Three Months Ended
	September 25, 2021	September 26, 2020
Monthly ARPC	$6.02	$5.98

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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA and Adjusted EBITDA Margin

We regularly monitor adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin to assess our operating performance. We define adjusted operating income as net income (loss), excluding the impact of amortization of intangible assets, equity-based compensation expense, interest expense, foreign exchange (gain) loss, net, provision for income tax expense, Tax Receivable Agreement (“TRA”) adjustment, income from Transition Services Agreement (“TSA”), income (loss) from discontinued operations, net of taxes, and other costs that we do not believe are reflective of our ongoing operations. Adjusted operating income margin is calculated as adjusted operating income divided by net revenue. We define adjusted EBITDA as adjusted operating income, excluding the impact of depreciation expense plus certain other non-operating costs. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by net revenue. We believe presenting adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparisons of operations, as it eliminates the effects of certain variations unrelated to our overall performance. Adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table presents a reconciliation of our adjusted operating income and adjusted EBITDA to our net income for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$2,390	$—	$2,592	$31
Add: Amortization	35	62	134	188
Add: Equity-based compensation	17	5	50	21
Add: Cash in lieu of equity awards(1)	—	—	—	1
Add: Acquisition and integration costs(2)	—	2	1	5
Add: Restructuring and transition charges(3)	27	—	35	1
Add: Management fees(4)	—	2	—	6
Add: Transformation(5)	5	7	6	16
Add: Executive severance(6)	1	—	1	3
Add: Interest expense	61	72	170	222
Add: Foreign exchange loss (gain), net(7)	(14)	43	(29)	49
Add: Provision for income tax expense (benefit)	(166)	5	(159)	—
Add: TRA adjustment(8)	298	—	306	—
Less: Income from TSA(9)	(7)	—	(7)	—
Add: Other (income) expense, net(10)	1	1	2	—
Less: Income from discontinued operations, net of taxes	(2,420)	(39)	(2,467)	(75)
Adjusted operating income	228	160	635	468
Add: Depreciation	6	5	18	17
Less: Other expense	—	(1)	—	(1)
Adjusted EBITDA	$234	$164	$653	$484
Net revenue	$491	$395	$1,400	$1,132
Net income margin	486.8%	—	185.1%	2.7%
Adjusted operating income margin	46.4%	40.5%	45.4%	41.3%
Adjusted EBITDA margin	47.7%	41.5%	46.6%	42.8%

See “Description of Non-GAAP Adjustments” section for an explanation of adjustments to non-GAAP measures and other items.

Adjusted Net Income and Adjusted Net Income Margin

We regularly monitor adjusted net income and adjusted net income margin to assess our operating performance. Adjusted net income assumes all net income (loss) is attributable to McAfee Corp., which assumes the full exchange of all outstanding LLC Units for shares of Class A common stock of McAfee Corp., and is adjusted for the impact of amortization of intangible assets, amortization of debt issuance costs, equity-based compensation expense, foreign exchange loss (gain), net, TRA adjustment, income from TSA, income (loss) from discontinued operations, net of taxes, and other costs that we do not believe are reflective of our ongoing operations. The adjusted provision for income taxes represents the tax effect on net income, adjusted for all of the listed adjustments, assuming that all consolidated net income was subject to corporate taxation for all periods presented. We have assumed an annual effective tax rate of 22%, which represents our long term expected corporate tax rate excluding discrete and non-recurring tax items. This amount has been recast for periods reported previously.

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

The following table presents a reconciliation of our adjusted net income to our net income for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$2,390	$—	$2,592	$31
Add: Amortization of debt discount and issuance costs	13	4	21	13
Add: Amortization	35	62	134	188
Add: Equity-based compensation	17	5	50	21
Add: Cash in lieu of equity awards(1)	—	—	—	1
Add: Acquisition and integration costs(2)	—	2	1	5
Add: Restructuring and transition charges(3)	27	—	35	1
Add: Management fees(4)	—	2	—	6
Add: Transformation(5)	5	7	6	16
Add: Executive severance(6)	1	—	1	3
Add: Foreign exchange loss (gain), net(7)	(14)	43	(29)	49
Add: Provision for income taxes expense (benefit)	(166)	5	(159)	—
Add: TRA adjustment(8)	298	—	306	—
Less: Income from TSA(9)	(7)	—	(7)	—
Add: Other (income) expense, net(10)	1	1	2	—
Less: Income from discontinued operations, net of taxes	(2,420)	(39)	(2,467)	(75)
Adjusted income before taxes	180	92	486	259
Adjusted provision for income taxes(11)	40	20	107	57
Adjusted net income	$140	$72	$379	$202
Net revenue	$491	$395	$1,400	$1,132
Net income margin	486.8%	—	185.1%	2.7%
Adjusted net income margin	28.5%	18.2%	27.1%	17.8%

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
(3)
Represents both direct and incremental costs associated with costs to execute strategic restructuring events, including third-party professional fees and services, severance, and facility restructuring costs. Also inclusive of transition charges including legal, advisory, consulting and other costs directly incurred due to the divestiture of the Enterprise Business, including incremental costs associated with data disentanglement and acceleration of data migration to the cloud, that were incurred subsequent to the sale in support of the transition services agreement.
(4)
Represents management fees paid to certain affiliates of TPG, Thoma Bravo, and Intel pursuant to the Management Services Agreement.
(5)
Represents costs incurred for our public offerings along with other transformational initiatives including data center and facilities rationalization.
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
(8)
Represents the impact on net income of adjustments to liabilities under our tax receivable agreement.
(9)
Represents income earned under the Transition Service Agreement.
(10)
Represents other income or expense not associated with our core operations and it is recorded within Other income (expense), net, on the condensed consolidated statements of operations.
(11)
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

The following table presents a reconciliation of our free cash flow to our net cash provided by operating activities for the periods presented:

	Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020
Net cash provided by operating activities	$538	$464
Less: Capital expenditures(1)	(23)	(35)
Free cash flow(2)	$515	$429
(1)
Capital expenditures includes payments for property and equipment and capitalized labor costs incurred in connection with certain software development activities.
(2)
Free cash flow includes $148 million and $210 million, in cash interest payments for the nine months ended September 25, 2021 and September 26, 2020, respectively.

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

In addition, in connection with the Reorganization Transactions and the IPO, McAfee Corp. entered into the tax receivable agreement as described in Note 1 to the condensed consolidated financial statements. See Note 12 for additional information about the TRA liability impact.

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

During the three months ended September 25, 2021, forfeitures were recognized in discontinued operations upon the completion of the divestiture of the Enterprise Business.

The accounting impact resulting from the recognition of this equity-based compensation limits the comparability of our financial statements between periods. The table below shows the impact of all equity-based compensation on our financial statements.

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Cost of sales	$1	$—	$3	$—
Sales and marketing	2	—	9	1
Research and development	6	1	16	1
General and administrative	8	4	22	19
Total equity-based compensation expense from continuing operations	17	5	50	21
Discontinued operations	(9)	1	36	4
Total equity-based compensation expense	$8	$6	$86	$25

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
•
Restructuring and Transition Charges. Restructuring charges consist primarily of costs associated with employee severance and facility restructuring charges related to realignment of our workforce. Transition charges are costs incurred subsequent to the divestiture of the Enterprise Business in support of the Transition Service Agreement. These costs include legal, advisory, consulting and other costs and are generally paid when incurred. We also expect to pay approximately $300 million in cumulative one-time separation costs and stranded cost optimization.

Interest Expense

Interest expense primarily relates to interest expense on our outstanding indebtedness.

Foreign Exchange Gain (Loss), Net

Foreign exchange gain (loss), net is primarily attributable to realized and unrealized gains or losses on non-U.S. Dollar denominated balances and is primarily due to unrealized gains or losses associated with our 1st Lien Euro Term Loan.

Other Income (expense), Net

Other income (expense), net is primarily attributable to adjustments related to the TRA, as well as the revenue from the transition service agreement we entered into with STG in connection with the divestiture of the Enterprise Business under which we provide assistance to Enterprise Business including, but not limited to, business support services and information technology services.

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

Income from Discontinued Operations, Net of Taxes

Following the agreement with STG, the results of our Enterprise Business through the date of transaction close were classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations.

Results of Operations

The following tables set forth the condensed consolidated statements of operations in dollar amounts and as a percentage of our total revenue for the periods indicated. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net revenue	$491	$395	$1,400	$1,132
Cost of sales	118	112	349	321
Gross profit	373	283	1,051	811
Operating expenses:
Sales and marketing	91	87	264	225
Research and development	48	35	138	109
General and administrative	51	43	143	141
Amortization of intangibles	13	36	63	108
Restructuring and transition charges	27	—	35	1
Total operating expenses	230	201	643	584
Operating income	143	82	408	227
Interest expense	(61)	(72)	(170)	(222)
Foreign exchange gain (loss), net	14	(43)	29	(49)
Other income (expense), net	(292)	(1)	(301)	—
Income (loss) from continuing operations before income taxes	(196)	(34)	(34)	(44)
Provision for income tax expense (benefit)	(166)	5	(159)	—
Income (loss) from continuing operations	(30)	(39)	125	(44)
Income from discontinued operations, net of taxes	2,420	39	2,467	75
Net income	$2,390	$—	$2,592	$31
Less: Net income attributable to redeemable noncontrolling interests	1,648	N/A	1,784	N/A
Net income attributable to McAfee Corp.	$742	N/A	$808	N/A

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.0%	28.4%	24.9%	28.4%
Gross profit	76.0%	71.6%	75.1%	71.6%
Operating expenses:
Sales and marketing	18.5%	22.0%	18.9%	19.9%
Research and development	9.8%	8.9%	9.9%	9.6%
General and administrative	10.4%	10.9%	10.2%	12.5%
Amortization of intangibles	2.6%	9.1%	4.5%	9.5%
Restructuring and transition charges	5.5%	—	2.5%	0.1%
Total operating expenses	46.8%	50.9%	45.9%	51.6%
Operating income	29.1%	20.8%	29.1%	20.1%
Interest expense	(12.4)%	(18.2)%	(12.1)%	(19.6)%
Foreign exchange gain (loss), net	2.9%	(10.9)%	2.1%	(4.3)%
Other income (expense), net	(59.5)%	(0.3)%	(21.5)%	—
Income (loss) from continuing operations before income taxes	(39.9)%	(8.6)%	(2.4)%	(3.9)%
Provision for income tax expense (benefit)	(33.8)%	1.3%	(11.4)%	—
Income (loss) from continuing operations	(6.1)%	(9.9)%	8.9%	(3.9)%
Income from discontinued operations, net of taxes	492.9%	9.9%	176.2%	6.6%
Net income	486.8%	—	185.1%	2.7%
Less: Net income attributable to redeemable noncontrolling interests	335.6%	N/A	127.4%	N/A
Net income attributable to McAfee Corp.	151.1%	N/A	57.7%	N/A

Net Revenue

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 25, 2021	September 26, 2020	Dollars	Percent	September 25, 2021	September 26, 2020	Dollars	Percent
Net revenue	$491	$395	$96	24.3%	$1,400	$1,132	$268	23.7%

Three months ended September 25, 2021 compared to three months ended September 26, 2020

The net revenue increase was primarily driven by (i) growth in Core Direct to Consumer Subscribers, (ii) increases in secure search revenue, (iii) growth in Mobile and Internet Service Provider business, and (iv) an increase in ARPC.

Nine months ended September 25, 2021 compared to nine months ended September 26, 2020

The net revenue increase was primarily driven by (i) growth in Core Direct to Consumer Subscribers, (ii) increases in secure search revenue, (iii) growth in Mobile and Internet Service Provider business, and (iv) an increase in ARPC.

Net Revenue by Geographical Region

Net revenue by geographic region based on the sell-to address of the end-users is as follows:

	Three Months Ended				Nine Months Ended
(in millions except percentages)	September 25, 2021	% of Total	September 26, 2020	% of Total	September 25, 2021	% of Total	September 26, 2020	% of Total
Americas	$327	66.6%	$260	65.8%	$928	66.3%	$742	65.5%
EMEA	113	23.0%	93	23.5%	326	23.3%	268	23.7%
APJ	51	10.4%	42	10.6%	146	10.4%	122	10.8%
Total net revenue	$491	100.0%	$395	100.0%	$1,400	100.0%	$1,132	100.0%

The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.

Net revenue by geographic region in the third quarter and the first nine months of fiscal 2021 showed growth in all geographies when compared to the corresponding periods in the prior year and we expect such percentages to remain relatively consistent in the near term.

Net Revenue by Channel

Direct to Consumer revenue is from subscribers who transact with us directly through McAfee web properties, including those converted after the trial period of the McAfee product preinstalled on their new PC purchase or converted subsequent to their subscription period purchased from another channel. Indirect revenue is driven by users who purchase directly through a partner inclusive of mobile providers, ISPs, electronics retailers, ecommerce sites, and search providers.

Net revenue by channel of the end-users is as follows:

	Three Months Ended				Nine Months Ended
(in millions except percentages)	September 25, 2021	% of Total	September 26, 2020	% of Total	September 25, 2021	% of Total	September 26, 2020	% of Total
Direct to Consumer	$356	72.5%	$305	77.2%	$1,029	73.5%	$879	77.7%
Indirect	135	27.5%	90	22.8%	371	26.5%	253	22.3%
Total net revenue	$491	100.0%	$395	100.0%	$1,400	100.0%	$1,132	100.0%

Cost of Sales

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 25, 2021	September 26, 2020	Dollars	Percent	September 25, 2021	September 26, 2020	Dollars	Percent
Cost of sales	$118	$112	$6	5.4%	$349	$321	$28	8.7%
Gross profit margin	76.0%	71.6%			75.1%	71.6%

Three months ended September 25, 2021 compared to three months ended September 26, 2020

The increase in cost of sales was primarily attributable to an increase in revenue share expense resulting from increases in Core Direct to Consumer Subscribers.

Nine months ended September 25, 2021 compared to nine months ended September 26, 2020

The increase in cost of sales was primarily attributable to a $27 million increase in revenue share expense and a $5 million increase in transaction processing fees driven by increases in Core Direct to Consumer Subscribers, partially offset by a $9 million decrease in amortization due to assets becoming fully amortized as of March 2021.

Operating Expenses

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 25, 2021	September 26, 2020	Dollars	Percent	September 25, 2021	September 26, 2020	Dollars	Percent
Sales and marketing	$91	$87	$4	4.6%	$264	$225	$39	17.3%
Research and development	48	35	13	37.1%	138	109	29	26.6%
General and administrative	51	43	8	18.6%	143	141	2	1.4%
Amortization of intangibles	13	36	(23)	(63.9)%	63	108	(45)	(41.7)%
Restructuring and transition charges	27	—	27	NM	35	1	34	3400.0%
Total	$230	$201	$29	14.4%	$643	$584	$59	10.1%

Three months ended September 25, 2021 compared to three months ended September 26, 2020

The increase in sales and marketing expense was primarily attributable to (i) a $7 million increase in marketing spend, and (ii) the increase in equity-based compensation expense. These increases were offset by an $8 million decrease in product placement fees and marketing development funds partially driven by lower PC shipments.

The increase in research and development expense was primarily attributable to the increase in equity-based compensation expense and an increase in employee expenses.

The increase in general and administrative expense was primarily attributable to the increase in equity-based compensation expense.

The decrease in amortization of intangibles was primarily attributable to assets that became fully amortized in March 2021.

The increase in restructuring and transition charges is primarily the result of costs incurred in support of the transition services agreement subsequent to the divestiture of the Enterprise Business.

Nine months ended September 25, 2021 compared to nine months ended September 26, 2020

The increase in sales and marketing expense was primarily attributable to (i) a $20 million increase in marketing spend, (ii) an increase in expenses for consulting services, and (iii) the increase in equity-based compensation expense.

The increase in research and development expense was primarily attributable to the increase in equity-based compensation expense and an increase in employee expenses.

The increase in general and administrative expense was primarily attributable to an increase in costs incurred as a public company, partially offset by a decrease in management fee expense due to the termination of the management agreement at the time of the IPO.

The decrease in amortization of intangibles was primarily attributable to assets that became fully amortized in March 2021.

The increase in restructuring and transition charges is primarily the result of a $27 million incurred in support of the transition services agreement subsequent to the divestiture of the Enterprise Business, and one-time termination benefits to the impacted employees, including severance payments and healthcare and other accrued benefits related to the workforce reduction that was initiated in December 2020.

Operating Income

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 25, 2021	September 26, 2020	Dollars	Percent	September 25, 2021	September 26, 2020	Dollars	Percent
Operating income	$143	$82	$61	74.4%	$408	$227	$181	79.7%
Operating income margin	29.1%	20.8%			29.1%	20.1%

Three months ended September 25, 2021 compared to three months ended September 26, 2020

The operating income increase was primarily driven by the $96 million increase in net revenue offset by a $29 million increase in operating expenses. The increase in operating expenses was primarily driven by (i) the $27 million increase in restructuring and transition charges and (ii) the increase in equity-based compensation, partially offset by the $23 million decrease in amortization of intangibles expense discussed above.

Nine months ended September 25, 2021 compared to nine months ended September 26, 2020

The operating income increase was primarily driven by (i) the $268 million increase in net revenue and (ii) the $45 million decrease in amortization expense discussed above, partially offset by (i) a $27 million increase in revenue share expense resulting from increases in Core Direct to Consumer Subscribers, (ii) the $27 million increase in restructuring and transition charges, (iii) a $20 million increase in marketing spend, (iv) the increase in equity-based compensation, (v) and a $5 million increase in transaction processing fees.

Interest Expense

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 25, 2021	September 26, 2020	Dollars	Percent	September 25, 2021	September 26, 2020	Dollars	Percent
Interest expense	$(61)	$(72)	$11	(15.3)%	$(170)	$(222)	$52	(23.4)%

Three months and nine months ended September 25, 2021 compared to three months and nine months ended September 26, 2020

The decrease in interest expense was primarily attributable to the payoff of our 2nd Lien Term Loan and prepayment on our 1st Lien USD Term Note in the fourth quarter of 2020 in addition to our third quarter 2021 prepayment of 1st Lien Term Loan with a portion of the proceeds of the divestiture of the Enterprise business as discussed above. This was partially offset by $10 million loss on extinguishment of debt for recognition of unamortized discount and deferred financing for the third quarter of 2021 prepayment.

Other Income (Expense), Net

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 25, 2021	September 26, 2020	Dollars	Percent	September 25, 2021	September 26, 2020	Dollars	Percent
Other income (expense), net	$(292)	$(1)	$(291)	29100.0%	$(301)	$—	$(301)	NM

Three months ended September 25, 2021 compared to three months ended September 26, 2020

The decrease in other income (expense), net was primarily attributable to $298 million in tax receivable agreement liability recorded to expense subsequent to the release of the valuation allowance against the deferred tax assets. This was partially offset by $7 million increase in TSA income.

Nine months ended September 25, 2021 compared to nine months ended September 26, 2020

The decrease in other income (expense), net was primarily attributable to $306 million in tax receivable agreement liability recorded to expense subsequent to the release of the valuation allowance against the deferred tax assets. This was partially offset by $7 million increase in TSA income.

Provision for Income Tax Expense

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 25, 2021	September 26, 2020	Dollars	Percent	September 25, 2021	September 26, 2020	Dollars	Percent
Provision for income tax expense (benefit)	$(166)	$5	$(171)	(3420.0)%	$(159)	$—	$(159)	NM

Three months ended September 25, 2021 compared to three months ended September 26, 2020

The change in the provision for income tax expense was primarily attributable to the release of the valuation allowance on the deferred tax assets in the U.S. due to no longer being in a cumulative pre-tax loss as a result of the gain on the divestiture of the Enterprise Business.

Nine months ended September 25, 2021 compared to nine months ended September 26, 2020

The change in the provision for income tax benefit was primarily attributable to the release of the valuation allowance on the deferred tax assets in the U.S. due to no longer being in a cumulative pre-tax loss as a result of the gain on the divestiture of the Enterprise Business, partially offset by the U.S. deferred tax attributes utilized .

Discontinued Operations

	Three Months Ended		Variance in		Nine Months Ended		Variance in
(in millions, except percentages)	September 25, 2021	September 26, 2020	Dollars	Percent	September 25, 2021	September 26, 2020	Dollars	Percent
Net revenue	$104	$333	$(229)	(68.8)%	$781	$997	$(216)	(21.7)%
Operating income	$26	$46	$(20)	(43.5)%	$95	$100	$(5)	(5.0)%
Pre-tax gain on divestiture of Enterprise Business	$2,634	$—	$2,634	NM	$2,634	$—	$2,634	NM
Income from discontinued operations before income taxes	$2,659	$46	$2,613	5680.4%	$2,724	$100	$2,624	2624.0%
Income tax expense	$239	$7	$232	3314.3%	$257	$25	$232	928.0%
Income from discontinued operations, net of tax	$2,420	$39	$2,381	6105.1%	$2,467	$75	$2,392	3189.3%

Three months ended September 25, 2021 compared to three months ended September 26, 2020

The changes in net revenue and operating income were primarily the result of the sale closing July 27, 2021.

The increase in the income from discontinued operations before income taxes was primarily the result of the $2,634 million pre-tax gain on the divestiture of the Enterprise Business recognized in 2021 in addition to the operating income change.

The increase in income tax expense is primarily due to the $383 million tax expense related to the gain on the divestiture of the Enterprise Business, partially offset by tax benefits recognized due to basis differences of McAfee Corp. in FTW.

Nine months ended September 25, 2021 compared to nine months ended September 25, 2020

The changes in net revenue and operating income related to discontinued operations was primarily the result of the sale closing July 27, 2021.

The increase in the income from discontinued operations before income taxes was primarily the result of the $2,634 million pre-tax gain on the divestiture of the Enterprise Business recognized in 2021.

The increase in income tax expense is primarily due to the $383 million tax expense related to the gain on the divestiture of the Enterprise Business, partially offset by tax benefits recognized due to basis differences of McAfee Corp. in FTW.

Liquidity and Capital Resources

McAfee Corp. is a holding company with no operations and, as such, will depend on its subsidiaries for cash to fund all of its operations and expenses through the payment of distributions by its current and future subsidiaries, including FTW. The terms of the agreements governing our senior secured credit facilities contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to McAfee Corp. or to FTW unless certain financial tests are met. For a discussion of those restrictions, see “—Senior Secured Credit Facilities” below and “Risk Factors—Risks Related to Our Indebtedness—Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth” in our Annual Report on Form 10-K for the year ended December 26, 2020, filed with the SEC. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.

Sources of Liquidity

As of September 25, 2021, we had cash and cash equivalents of $848 million. Our primary source of cash for funding operations and growth has been through cash flows generated from operating activities. In addition, we have funded certain acquisitions, distributions to members, and to a lesser extent, capital expenditures and our operations, through borrowings under the Senior Secured Credit Facilities, primarily in the form of long-term debt obligations. As of September 26, 2021, we had $660 million of additional unused borrowing capacity under our Revolving Credit Facility.

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

On July 27, 2021, we completed the sale of our Enterprise Business for an all-cash purchase price of $4.0 billion and received $3.9 billion, net of transaction costs. There is a $65 million proceeds receivable primarily related to amounts due from Enterprise Business upon delayed closing in certain non-U.S. jurisdictions. In November 2021, $56 million of this amount was received upon closing of some of these jurisdictions. Refer to “—Divestiture of Enterprise Business” above.

Senior Secured Credit Facilities

As of September 25, 2021, our Senior Secured Credit Facilities consisted of a U.S. dollar-denominated term loan tranche of $2,377 million (the “First Lien USD Term Loan”), a Euro-denominated term loan tranche of €502 million (the “First Lien EUR Term Loan”, and together with the First Lien USD Term Loan, the “First Lien Term Loans”), and a $664 million Revolving Credit Facility, of which we had $4 million outstanding as letters of credit. The Revolving Credit Facility includes a $50 million sublimit for the issuance of letters of credit.

The commitments under the First Lien Term Loans will mature on September 29, 2024. As of September 25, 2021, our total outstanding indebtedness under the Senior Secured Credit Facilities was $2,965 million. The First Lien Term Loans require equal quarterly repayments equal to 0.25% of the total amount borrowed.

As of September 25, 2021, the material terms of our outstanding debt remain unchanged from those described in our consolidated financial statements as of December 26, 2020.

Our 1st Lien Net Leverage Ratio as defined in the credit facility agreement was 2.1 as of September 25, 2021. For the nine months ended September 25, 2021, the weighted average interest rate was 3.9% under the First Lien USD Term Loan and 3.5% under the First Lien EUR Term Loan. We currently pay a commitment fee of 0.25% on the unused portion of the Revolving Credit Facility.

In August 2021, we prepaid $332 million of 1st Lien USD Term Loan and €563 million of 1st Lien Euro Term Loan. In connection with this prepayment, we incurred a loss on extinguishment of debt in the third quarter of our 2021 fiscal year of $10 million related to recognition of unamortized discount and deferred financing costs. See Note 11 to the condensed consolidated financial statements for more information. We also terminated $150 million of our $250 million notional interest rate swap that had an expiration date of January 29, 2022. See Note 13 to the condensed consolidated financial statements for more information and refer to “—Divestiture of Enterprise Business” above.

Tax Receivable Agreement

The contribution by the Continuing Owners to the Corporation of certain corporate entities in connection with the IPO (including the Reorganization Transactions) and future exchanges of LLC Units for shares of the Corporation’s Class A common stock are expected to produce or otherwise deliver to the Corporation favorable tax attributes that can reduce its taxable income. Prior to the completion of the IPO, the Corporation entered into a Tax Receivable Agreement (“TRA”), which generally will require it to pay the TRA Beneficiaries, as defined in Note 1 to the condensed consolidated financial statements, 85% of the applicable cash savings, if any, in U.S. federal, state, and local income tax that the Corporation actually realizes or, in certain circumstances, is deemed to realize as a result of (i) all or a portion of the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) and tax basis adjustments in the assets of FTW (and its subsidiaries) as a result of sales or exchanges of LLC Units after the IPO, (iii) certain tax attributes of the corporations acquired by McAfee Corp. in connection with the Reorganization Transactions (including their allocable share of existing tax basis in the assets of FTW (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation generally will retain the benefit of the remaining 15% of the applicable tax savings. The payment obligations under the tax receivable agreement are obligations of McAfee Corp., and we expect that the payments that will be required to make under the tax receivable agreement will be substantial. As of September 25, 2021, we have recorded $2 million current portion and $392 million long-term portion of the TRA liability recorded within Accounts payable and other accrued liabilities and Tax receivable agreement liability, less current portion, respectively, in the condensed consolidated balance sheet.

On July 27, 2021, we completed the sale of our Enterprise Business to STG for an all-cash purchase price of $4.0 billion. Subsequent to the divestiture, the full liability under the TRA is now probable and has been recognized. For the three months and nine months ended September 25, 2021, we have recognized additional long-term TRA liability of $380 million and $392 million, respectively.

The remeasurement of the TRA liability, including 2021 exchanges prior to the date of the divestiture of the Enterprise Business resulted in a TRA expense of $310 million recorded primarily within Other income (expense), net while the TRA liability of $82 million that is a result of the exchanges of FTW LLC Units for Class A shares in the Company was recorded as a reduction to equity. See Note 12 to the condensed consolidated financial statements for further information.

Dividend Policy

FTW paid a cash distribution to its members for each of the three quarters ending September 25, 2021 at an aggregate annual rate of approximately $200 million. The Corporation received a portion of such distributions through the LLC Units it holds directly or indirectly through its wholly-owned subsidiaries on the record date such distributions were declared by FTW. McAfee Corp. used a portion of its share of the cash distributions declared by FTW to declare or pay the dividends noted in the table below during the nine months ended September 25, 2021. Remaining distributions received by McAfee Corp. were used for corporate taxes and general corporate purposes. Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend its dividend during the term of the Merger Agreement.

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
December 9, 2020	December 24, 2020	January 7, 2021	$0.087	$14
March 11, 2021	March 26, 2021	April 9, 2021	$0.115	$19
June 10, 2021	June 25, 2021	July 9, 2021	$0.115	$19
August 3, 2021	August 13, 2021	August 27, 2021	$4.500	$760
September 13, 2021	September 24, 2021	October 8, 2021	$0.115	$21

On August 3, 2021, we declared a one-time Special Dividend of $4.50 per share of Class A common stock outstanding in connection with the consummation of the sale of our Enterprise Business. See Note 6 to the condensed consolidated financial statements for additional dividend information on the Special Dividend.

Consolidated Statements of Cash Flows

Our cash flows for the nine months ended September 25, 2021 and September 26, 2020 were:

	Nine Months Ended
	September 25, 2021	September 26, 2020
Net cash provided by operating activities	$538	$464
Net cash provided by (used in) investing activities	3,857	(40)
Net cash used in financing activities	(3,770)	(245)
Effect of exchange rate fluctuations on cash and cash equivalents	(8)	2
Change in cash and cash equivalents	$617	$181

See Note 3 to the condensed consolidated financial statements for additional cash flow information associated with our discontinued operations.

Operating Activities

For the nine months ended September 25, 2021, net cash provided by operating activities was $538 million, as a result of net income of $2,592 million, adjusted for non-cash items of $2,203 million and net cash inflow of $149 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $2,634 million of pre-tax gain on divestiture of Enterprise Business, $161 million in deferred taxes primarily from the gain on divestiture of Enterprise Business, and $29 million in foreign exchange gains, partially offset by $310 million in TRA remeasurement, $195 million in depreciation and amortization, $85 million in equity-based compensation, and $31 million in other operating activities primarily consisting of lease asset amortization, and amortization of debt discount and issuance costs. The net cash inflow from changes in operating assets and liabilities was primarily due to (i) a $193 million increase in income taxes payable primarily due to tax obligations from the gain on the divestiture of Enterprise Business, (ii) a $108 million decrease in accounts receivable, net which is primarily caused by collection of accounts receivable outstanding at year end, including those related to the Enterprise Business, and (iii) a $24 million increase in other current liabilities primarily due to timing of payments including increased transition costs in accounts payable and accrued liabilities. These changes were partially offset by (i) a $54 million decrease in other liabilities primarily due to payment of annual bonuses and larger year-end commissions in fiscal 2021, (ii) a $42 million increase in other assets primarily due to increases in long-term deferred revenue share with more long-term subscribers and in right of use assets recorded primarily due to new leases, (iii) a $36 increase in receivable from and payable to the Enterprise Business primarily due to receivable related to TSA receivable and misdirected payments, (iv) a $ 34 million increase in deferred costs primarily due to increased deferred revenue share resulting from an increased subscriber base, and (iv) a $10 million decrease in deferred revenue due to decreases in deferred revenues from discontinued operations, partially offset by increases in Consumer deferred revenue balances resulting from increases in customers.

For the nine months ended September 26, 2020, net cash provided by operating activities was $464 million, as a result of net income of $31 million, adjusted for non-cash charges of $489 million and net cash outflow of $56 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $372 million in depreciation and amortization, $25 million in equity-based compensation, $3 million for deferred taxes, $49 million for foreign exchange loss, and $40 million in other operating activities primarily consisting of lease asset amortization, and amortization of debt discount and issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily due to (i) a $73 million decrease in other liabilities due to the payment of annual bonuses and larger year-end commissions in the first quarter of fiscal 2020 along with the payment of cash in lieu amounts that vested primarily in the second quarter of fiscal 2020 and payment of certain retention compensation relating to our acquisitions, (ii) a $10 million decrease in accounts payable and accrued liabilities due to reduced capital expenditures, reduced operating expenses and timing of vendor payments, (iii) a $26 million decrease in deferred revenue primarily due to decreases resulting from seasonality of discontinued operations deferred revenue billings, partially offset by increases in Consumer deferred revenue balances resulting from increases in customers, (iv) a $29 million increase in deferred costs primarily due to increased deferred revenue share resulting from an increased consumer subscriber base and a new consumer affiliate program, and (v) a $10 million increase in prepaid expenses and other assets primarily due to new leases signed during the period. These changes were partially offset by a $94 million decrease in accounts receivable, net which is primarily caused by seasonality of discontinued operations billings and collections.

Investing Activities

For the nine months ended September 25, 2021, net cash provided by investing activities was $3,857 million, which was primarily $3,880 million of net proceeds received from divestiture of the Enterprise Business, partially offset by $23 million of additions to property and equipment and other investing activities.

For the nine months ended September 26, 2020, net cash used in investing activities was $40 million, which was primarily the result of additions to property and equipment and other investing activities of $35 million and $5 million on acquisition of businesses, net of cash.

Financing Activities

For the nine months ended September 25, 2021, net cash used in financing activities was $3,770 million, which was primarily the result of (i) distributions to members of FTW of $1,860 million, (ii) payment of long-term debt of $1,027 million including prepayments made using a portion of the proceeds from divestiture of the Enterprise Business, (iii) payment of dividends of $812 million to holders of Class A common stock, and (iv) payment of tax withholding for shares withheld of $79 million.

For the nine months ended September 26, 2020, net cash used in financing activities was $245 million, which was primarily the result of (i) distributions to members of $200 million, (ii) payment of long-term debt of $33 million, and (iii) $10 million in other financing activities primarily relating to equity repurchases, and (iv) $4 million in payment of equity-based compensation tax withholdings.

Contractual Obligations and Commitments

As of September 25, 2021, we have unconditional purchase obligations, including those related to our discontinued operations in connection with costs to support our obligations under our transition services agreement, of $420 million that expire at various dates through 2026 and guarantees of $10 million that expire at various dates through 2028. For further information, see Note 17 to the condensed consolidated financial statements.

Off-balance Sheet Arrangements

As of September 25, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 26, 2020 filed with the SEC on March 1, 2021, which were recast to reflect discontinued operations and filed with our Current Report of Form 8-K on August 2, 2021, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in the Annual Report on Form 10-K, except for those related to discontinued operations as a result of changes in reporting that relate to the divestiture of the Enterprise business.

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

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Argentine Peso, Indian Rupee, British Pound Sterling, Australian Dollar, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 25, 2021 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

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

Interest Rate Risk

We utilize long-term debt to, among other things, finance our acquisitions and, to a lesser extent, our operations. We are exposed to interest rate risk on our outstanding floating rate debt instruments which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Certain borrowings under the Senior Secured Credit Facilities bear interest at a Euro currency rate determined by reference to LIBOR, plus an applicable margin, subject to established floors of 0.00%. During the fiscal year ended December 26, 2020 and nine months ended September 25, 2021, applicable interest rates have been lower than the designated floors under our 1st Lien Euro Term Loan; therefore, certain interest rates under the Senior Secured Credit Facilities have not been subject to change. Assuming that the rates remain below the applicable floors under the Senior Secured Credit Facilities, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the Senior Secured Credit Facilities, would result in a minor change in interest expense on an annual basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 25, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer).

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

Based upon the aforementioned evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 25, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 25, 2021, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to the Merger

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

On November 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor BidCo, Inc., a Delaware corporation (“Parent”), and Condor Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company whereupon the separate corporate existence of Merger Subsidiary will cease and the Company will be the surviving corporation in the Merger and will continue as a wholly owned subsidiary of Parent (the “Merger”). Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•
the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•
the diversion of significant management time and resources towards the completion of the proposed Merger;
•
difficulties maintaining relationships with customers, suppliers, and other business partners;
•
delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the proposed Merger;
•
litigation relating to the proposed Merger and the costs related thereto; and
•
the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to customary closing conditions, including, among other things, the approval of the Merger Agreement and the Merger by the Company’s stockholders at a special meeting of stockholders convened for such purpose and the absence of legal restraints and prohibitions against the Merger and the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also includes customary termination provision for both the Company and Parent, subject, in certain circumstances, to the payment by the Company of a termination fee of 1.25% or 2.5% of the Company’s equity value. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $26.00 per share or higher, on terms acceptable to us, the share price of our Class A common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

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

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the efficacy of new vaccines, the efficiency and scope of global inoculation efforts, the severity and transmission rate of the disease and new variants, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions, the impact on economic activity, and the impact of these and other factors on our employees, partners, and third-party service providers. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including those related to investments, receivables, retention rates, renewal and pricing. For example, we have experienced growth and increased demand for our solutions in recent quarters, which may be due in part to greater demand for devices or our solutions in response to the COVID-19 pandemic. We cannot determine what, if any, portion of our growth in net revenue, the number of our Direct to Consumer Subscribers, or any other measures of our performance during 2020 and the first half of 2021 was the result of such responses to the COVID-19 pandemic. However, if we are unable to successfully drive renewals of new subscriptions and retention of new customers in future periods, including any such new subscriptions or new customers that may be related to the response to the COVID-19 pandemic, or if global conditions and macroeconomic forces, including those related to the COVID-19 pandemic, reduce demand for solutions in the future, we may be unsuccessful in sustaining our recent growth rates. In addition, the extent to which the COVID-19 pandemic will continue to drive demand for devices is uncertain, and if demand for devices decreases, we may experience slower growth in future periods. These uncertainties may increase variability in our future results of operations and adversely impact our ability to accurately forecast changes in our business performance and financial condition in future periods. If we are not able to respond to and manage the impact of such events effectively or if global economic conditions do not improve, or deteriorate further, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

As of September 25, 2021, after giving effect to the consummation of the sale of our Enterprise Business, we had approximately 1,225 issued U.S. patents, in addition to approximately 725 issued foreign patents. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for in our patent applications or that any current or future issued patents will not be later challenged, limited, or invalidated. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future intellectual property rights or, if infringement is detected, that we will be successful in asserting claims or counterclaims, that our intellectual property rights will be enforceable, that any damages awarded to us will be sufficient to adequately compensate us for the infringement, that we will be able to obtain injunctive relief to prevent ongoing infringement, or that the costs of seeking enforcement will not outweigh any benefits.

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

As of September 25, 2021, our total debt outstanding under our Senior Secured Credit Facilities was approximately $2,965 million and additional unused borrowing capacity under our Revolving Credit Facility was approximately $660 million.

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

As of September 25, 2021, 261.2 million shares of Class A common stock are issuable upon exchange of LLC Units and MIUs that are held by the Continuing Owners. Under the amended and restated limited liability company agreement of Foundation Technology Worldwide LLC (the “LLC Agreement”), subject to certain restrictions set forth therein, the Continuing Owners are entitled to have their LLC Units exchanged for cash or (at our option) shares of our Class A common stock. The holders of MIUs also have the right, from time to time and subject to certain restrictions, to exchange their MIUs for LLC Units, which will then be immediately redeemed for cash or shares of Class A Common Stock, at the option of the Company, based on the value of such MIUs relative to their applicable distribution threshold.

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

During the quarter ended September 25, 2021, one of our European distributors filed, on our behalf, one notification with the FSB that is required to enable the importation and sale of certain McAfee cybersecurity products in the Russian Federation, in each case in compliance with General License No. 1B. However, no sales of any such products actually occurred in the Russian Federation during the quarter, and accordingly, these activities did not result in any revenue or otherwise contribute to our net income for the quarter.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Purchase and Sale Agreement between McAfee, LLC, as Seller and Capital Commercial Investments, Inc., as Purchaser

10.2*+	Gagan Singh Offer Letter

10.3*+	Terry Hicks Separation Agreement

10.4*+	McAfee Employee Stock Purchase Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the three months ended September 25, 2021, has been formatted in Inline XBRL and included in Exhibit 101

+ Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McAfee Corp.

Date: November 9, 2021	By:	/s/ Peter Leav
Peter Leav
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/Venkat Bhamidipati
Venkat Bhamidipati
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)