Form 10-K
period 2021-12-25
McAfee Corp.
filed 2022-02-23
CIK 1783317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 25, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $2,642,622,757.

As of February 17, 2022 there were 188,020,902 shares of the Registrant’s Class A common stock, $0.001 par value per share, outstanding and 252,929,283 shares of the Registrant’s Class B common stock, par value $0.001 per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; statements regarding any future dividends; plans for and anticipated benefits of our solutions; matters arising out of the ongoing U.S. Securities and Exchange Commission (the “SEC”) investigation; the impact of the Covid-19 pandemic on our business operations and target markets; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors.

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
•
TPG Global LLC’s (“TPG”), Thoma Bravo L.P.’s (“Thoma Bravo”), and Intel Americas, Inc.’s (“Intel”) significant influence over us and our status as a “controlled company” under the rules of The Nasdaq Global Select Market (the “Exchange”);
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
•
Prior to the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.
•
The Merger, including uncertainty regarding the Merger, may cause customers, suppliers, distributors or strategic partners to delay or defer decisions, which could negatively affect our business and adversely affect our ability to effectively manage our business.
•
The Merger may cause difficulty in attracting, motivating and retaining employees.
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
•
Our Sponsors and Intel have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

PART I

Item 1. Business.

ORGANIZATION

McAfee Corp. (the “Corporation”) (or “we,” “us” or “our”) was incorporated in Delaware on July 19, 2019. The Corporation was formed for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of Foundation Technology Worldwide LLC (“FTW”) and its consolidated subsidiaries (the Corporation, FTW and its subsidiaries are collectively the “Company”). On October 21, 2020, the Corporation became the sole managing member and holder of 100% of the voting power of FTW due to the Reorganization Transactions. With respect to the Corporation and the Company, each entity owns only the respective entities below it in the corporate structure and each entity has no other material operations, assets, or liabilities. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the Reorganization Transactions, as defined in that footnote, and the IPO.

AGREEMENT AND PLAN OF MERGER; PROPOSED MERGER

On November 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor BidCo, Inc., a Delaware corporation (“Parent”), and Condor Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company whereupon the separate corporate existence of Merger Subsidiary will cease and the Company will be the surviving corporation in the Merger and will continue as a wholly owned subsidiary of Parent (the “Merger”). Parent has obtained equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement. Affiliates of funds advised by each of Advent International Corporation, Permira Advisers LLC, Crosspoint Capital Partners L.P., Abu Dhabi Investment Authority, and Canada Pension Plan Investment Board and GIC Private Ltd. have committed to capitalize Parent at the Closing with an aggregate equity contribution equal to $5.2 billion on the terms and subject to the conditions set forth in signed equity commitment letters. On February 3, 2022, Merger Subsidiary received commitments of $5,160 million under a proposed U.S. dollar term loan facility and Euro-equivalent $1,800 million under a proposed Euro term loan facility. On February 17, 2022, Merger Subsidiary closed its offering of $2,020 million 7.375% senior notes due 2030. Under the terms of the Merger Agreement, the Company’s stockholders will receive $26.00 in cash for each share of Class A common stock they hold on the transaction closing date. The transaction’s closing is subject to customary closing conditions, including, among others, approval by the Company’s stockholders, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of other regulatory approvals, and clearance by the Committee on Foreign Investment in the United States. On December 20, 2021 at 11:59 p.m., the waiting period under the HSR Act expired. On February 9, 2022, the Company’s stockholders approved the Merger at a special meeting of stockholders. On February 22, 2022, the Committee on Foreign Investment in the United States closed its review and cleared the transactions contemplated by the Merger Agreement. Pursuant to the terms of the Merger Agreement, the completion of the Merger remains subject to various customary conditions, including (1) the absence of an order, injunction or law prohibiting the Merger, (2) the receipt of antitrust approval in the European Union and Switzerland, (3) the accuracy of each party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (4) compliance in all material respects with each party’s obligations under the Merger Agreement, and (5) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement.

For a summary of the transaction, please refer to our Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2021.

OVERVIEW

McAfee has been a pioneer and leader in protecting consumers from cyberattacks with integrated security, privacy, identity and trust solutions. For over 30 years, consumers have turned to McAfee as a leader in cybersecurity services. We built our platform through a deep, rich history of innovation and have established a leading global brand. When securing the digital experience of a consumer who is increasingly living life online, McAfee is singularly committed to one mission: to protect our subscribers' digital presence through leading-edge cybersecurity.

We live in a digital world. Consumers are increasingly mobile, interacting through multiple devices, networks and platforms, while leveraging technology as they work, socialize, consume and transact. Remote and increasing work and study from home arrangements are driving a pronounced convergence of professional and personal life. This lifestyle shift has been accompanied by a more advanced cyberthreat landscape and a proliferation of points of vulnerability, risking individuals’ privacy, identity, personal data, sensitive information and other vital resources. This challenge has heightened the importance of securing the consumers’ converged digital life.

We have a differentiated ability to secure the consumers’ digital experience against cyberthreats, using our proprietary advanced artificial intelligence and machine learning capabilities combined with our real-time threat intelligence that leverages the scale and diversity of our threat sensor network. Our network of over 600 million customer devices generates massive amounts of telemetry that we translate into actionable, real-time insights. As of 2020, our vast and dynamic data set and advanced analytics capabilities enabled us to provide defense for advanced zero-day threats by training machine learning models on the over 60 billion threat queries. McAfee simplifies the complexity of threat detection and response by correlating events, detecting new threats, reducing false positives, and guiding consumers through remediation. Protecting our subscribers has been the foundation of our success, enabling us to maintain an industry-leading reputation among our subscribers and partners.

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

Our broad and digitally-led omni-channel go-to-market strategy reaches the consumer at crucial moments in their cybersecurity purchase lifecycle resulting in the protection of over 600 million devices. We acquire customers through our extensive direct channel (McAfee.com). This includes traffic driven through Search Engine Marketing (“SEM”), Affiliate, Social and organic traffic. We have longstanding exclusive partnerships with many of the leading PC original equipment manufacturers (“OEMs”). We also increasingly have partnerships as the consumer security provider to mobile and internet service providers (“ISPs”) as the demand for mobile security protection increases. Through many of these relationships, our consumer security software is pre-installed on devices on a trial basis until conversion to a paid subscription. Our go-to-market channel also includes some of the largest retailers globally. We operate a global business, with 39% of our fiscal 2021 net revenue earned outside of the United States.

SALE OF OUR ENTERPRISE BUSINESS

On July 27, 2021, we completed the sale of our Enterprise Business to STG, pursuant to a Contribution and Equity Purchase Agreement (the “Purchase Agreement”) entered in on March 6, 2021 between McAfee, LLC (“US Seller”) and McAfee Security UK LTD (“UK Seller” and together with US Seller, the “Seller Entities”) and Magenta Buyer LLC, organized by a consortium led by STG, in exchange for (i) $4,000,000,000 in cash consideration and (ii) the assumption of certain liabilities of the Enterprise Business as specified in the Purchase Agreement. We believe this transaction allows McAfee to singularly focus on our Consumer business and to accelerate our strategy to be a leader in personal security for consumers.

In connection with the closing of the sale, the Seller Entities and Buyer entered into a Transition Services Agreement, Transitional Trademark License Agreement, Intellectual Property Matters Agreement and Commercial Services Agreement, under which each party granted certain licenses to the other party with respect to certain intellectual property rights and technology transferred by us in the Enterprise Sale and retained by us after the consummation of the sale of our Enterprise Business. We also agreed not to compete with the Enterprise Business for four years following the closing of the transaction. In addition, we and Buyer agreed to indemnify each other for losses arising from certain covenant breaches under the Purchase Agreement and certain liabilities expressly assumed or retained by the relevant indemnifying party.

FINANCIAL SUMMARY

For the year ended December 25, 2021 compared to the year ended December 26, 2020 we delivered the following:

•
Net revenue increased by 23% to $1,920 million
•
Net income increased to $2,688 million, inclusive of $2,245 million gain, net of estimated taxes and transaction costs, on the divestiture of the Enterprise Business
•
Income from continuing operations increased by 218% to $247 million
•
Adjusted EBITDA increased by 37% to $899 million

•
Net cash provided by operating activities was $513 million
•
Free cash flow generated was $487 million

See “Non-GAAP Financial Measures” for a description of adjusted EBITDA, and adjusted EBITDA margin, and a reconciliation of these measures to the nearest financial measure calculated in accordance with generally accepted accounting principles (“GAAP”).

INDUSTRY BACKGROUND

We live in an increasingly digitally interconnected and mobile world that is driving profound changes for consumers, causing them to react to the following trends:

Adoption of online lifestyle is global and continues to grow. According to IDC, there were over 4 billion Internet users in 2020, of which the number of mobile-only Internet users is expected to grow at an approximate 8% compound annual growth rate (“CAGR”) from 2020 to 2024. Furthermore, Frost & Sullivan estimates there were over 6 billion Internet-connected devices worldwide in 2020. This significant growth in the mobile install base is driving the ubiquity of the Internet and online browsing.

Consumers everywhere are living more of their everyday lives online, thereby expanding their digital footprint. Consumers are more comfortable engaging in critical transactions, including financial transactions and medical consultations, on mobile devices and their PCs. At the same time, they are rapidly expanding their social interactions and media consumption online, while shifting data storage to cloud-based solutions to store personal photos and large amounts of private data that is accessible across any connected endpoint device. Per eMarketer, the average U.S. adult spent over 7.8 hours per day consuming digital media in 2020, representing 55% of total media consumption and an increase of 12% over the prior year. On average, one single users owns 300 online accounts, and each smartphone has 90 apps downloaded. The COVID-19 pandemic has accelerated digital transformation even further. According to Statista, eCommerce accounts for 20% of total retail sales in 2021, and digital transformation and mobile payments is expected to be $8.2 trillion in 2024. While unlocking consumers’ digital life allows for convenience, using an ever-increasing number of online applications and web services increases the attach surface area that cybercriminals can use to obtain, misuse, corrupt, destroy or otherwise exploit consumers’ data.

Increased attack surface combined with more organized cybercriminal heightens risk of being hacked and personal data used for profit. Cyberattacks have evolved from rudimentary malware into highly sophisticated and large-scale attacks. According to RiskBased Security, during 2020, nearly 4,000 data breaches were reported, resulting in over 37 billion records being exposed. Increasing ransomware attacks have generated billions of dollars in payments to cybercriminals and inflicted significant damage and expenses for consumers. In the fourth quarter of 2021, McAfee Labs observed an average of 354 threats per minute.

There is a need for integrated online protection solutions that secure consumers in a connected world by offering the following:

•
Comprehensive and convenient security solutions to protect consumers across their digital footprint. Consumers have an increasingly expanding digital presence as they access different online platforms and apps. These daily online interactions require solutions that are designed to meet consumers’ security, identity, and privacy protection needs at scale.
•
Online protection powered by seamless digital experience across device and platform. Consumers require holistic digital protection for themselves, their families, and their data across different devices and platforms whether they are at home, at work, or on the go. This requires an interface that is simple to set up and use and provides ongoing protection without hampering device performance and digital experience.
•
Consumer products to address privacy needs. A growing online presence exposes more personal and financial data that is targeted by malicious hackers. ForgeRock’s 2021 Consumer Identity Breach Report found a 450% surge in breaches containing usernames and passwords over 2019; translating into more than 1 billion compromised records in the U.S. alone. Users are increasingly mobile, and thus at a higher risk of connecting to unsecured public Wi-Fi connection, requiring virtual private network (“VPN”) solutions to secure personally identifiable information over unsecured networks.
•
Comprehensive threat intelligence leveraging a unique global sensor network. Protecting consumers requires comprehensive threat intelligence that can gather massive amounts of data from multiple domains, devices and environments and translate that data into actionable, real-time insights to protect against the evolving tactics and techniques of cybercriminals. It is challenging for cybersecurity vendors to accomplish this without a systematic approach that integrates real-time data collection, machine learning model training and feedback across a vast global network of sensors deployed in protected devices and networks.

KEY BENEFITS OF OUR SOLUTIONS

We protect consumers with our differentiated ability to detect, analyze, and manage responses to adversarial threats. Our subscribers trust us to protect and defend their families, data, network and online experience whether it is on a device or in the cloud, at home or on the go.

Our products are multi-faceted privacy protection solutions that provide consumers security in their everyday lives. Our Personal Protection Service is designed to provide a comprehensive suite of features that protect consumers and their families across their digital life. Our products provide cross-device identity protection, online privacy, and device security against virus, malware, spyware and ransomware attacks that are pervasive across all digital devices. Personal Protection Service allows consumers to have mobile and PC antivirus protection across all of their devices, provides spam filtering capabilities, has the ability to securely encrypt sensitive files on public networks, and erases digital footprints that could be used to compromise their data, identity and privacy.

Our solutions provide a seamless and user friendly experience. From working on laptops, to accessing social media on phones, or accessing online videos, our Personal Protection Service provides unified multi-device protection for the modern connected family. With a single McAfee Total Protection subscription, our subscribers can protect multiple devices without impeding the consumer experience via cloud-based online and offline protection across devices to enjoy security at home and on the go. McAfee Total Protection comes with performance-enhancing features that allow for more productivity and entertainment by automatically assigning more dedicated processor power to the apps consumers are actively using. With a single interface, simple set up and intuitive user experience, consumers obtain immediate value from our solutions once installed. Our security, privacy and trust solutions provide a seamless and convenient experience, and an integrated digital moat. We are one of the few scaled cybersecurity companies with integrated data protection and threat defense capabilities built into technologies and solutions that span the digital ecosystem.

Our solutions have comprehensive features that provide consumers peace of mind that their online experience is protected. Our Personal Protection Service is designed to be a holistic digital protection of consumers and their families. Personal Protection Service encompasses data and device security and identity protection through our suite of products while delivering an experience that is equally easy to use whether on a PC, a mobile smartphone or a tablet and across multiple operating system platforms.

Our solutions are supported by our global real-time threat intelligence network, which is bolstered by artificial intelligence, machine learning, and deep learning to increase efficacy and efficiency. As of December 25, 2021, our portfolio leverages over 600 million telemetry sensors across multiple domains that feed our threat intelligence and insights engines. As of 2020, McAfee’s Global Threat Intelligence (“GTI”) supplies threat intelligence to over 2.3 trillion threat queries each year. By leveraging artificial intelligence, machine learning, and deep learning, we use complex threat detection and response algorithms that collect data from our vast customer base to correlate events, detect new threats, reduce false positives, and customers through remediation.

MARKET OPPORTUNITY

According to Frost & Sullivan, the global consumer endpoint security market (comprised of endpoint protection and prevention and consumer privacy and identity protection) addressed by our solutions was expected to reach nearly $13.1 billion in 2020, growing to $18.7 billion in 2024 (9% CAGR). The consumer endpoint security market has remained strong throughout the COVID-19 pandemic and did not show signs of waning during 2021. While the COVID-19 pandemic may have accelerated the market for consumer endpoint security solutions, we believe there continues to be a robust market for consumer personal protection, including mobile solution and broader consumer protection offerings as consumers continue to increase their digital footprint. We believe Consumer Digital Protection represents a large and underpenetrated market opportunity with less than five percent of current global internet users using paid cyber safety solutions, resulting in a greater than ninety five percent whitespace opportunity.

COMPETITIVE STRENGTHS

Our competitive strengths include:

•
Brand recognition. We have been a trusted provider of cybersecurity products for over 30 years. This trust was built on protecting hundreds of millions of consumers. Our brand recognition continues to drive customer loyalty and bolsters mutually-beneficial long-standing partner relationships.
•
Holistic cybersecurity solutions seamlessly integrated across the consumers’ entire digital ecosystem. Our holistic Personal Protection Service is designed to secure the digital experience and protect privacy of our consumers and their loved ones, across multitude of devices and platforms. With a single interface, simple set up and intuitive user experience, we provide a seamless and integrated digital moat.

•
Unique footprint across devices. Our consumer solutions protected over 600 million devices as of December 25, 2021. Our massive security footprint spans traditional devices including PCs, mobile devices including smartphones and tablets, home gateways and smart / Internet of Things (“IoT”) devices. The vast data from these endpoints helps inform our intelligence and insights engine.
•
Scale and diversity of threat intelligence network. As of December 25, 2021, the McAfee portfolio is continuously enriched by the intelligence gathered from over 600 million sensors across diverse domains and multiple segments to inform our machine learning, deep learning, and artificial intelligence capabilities.
•
Deep and innovative threat research expertise. Our industry leading internal team of security experts, researchers, intelligence analysts, data scientists and threat hunters continuously analyze the evolving global threat landscape to develop products that aim to defend against today’s sophisticated and stealthy attacks and reports on emerging security issues. We are continuously reinventing and disrupting ourselves to keep us at the forefront of threat research and better serve our subscribers, as we continue to help our subscribers secure their digital experience.
•
Differentiated omni-channel go-to-market strategy. We have longstanding exclusive partnerships with many of the leading PC and mobile OEMs, retail and ecommerce sites, network providers, and search providers. The varied routes to market let us reach the consumer at several crucial moments in their subscription lifecycle.
•
Experienced management team with deep cybersecurity expertise. Our world-class management team has extensive cybersecurity expertise and a proven track record of building innovative products and cultivating effective go-to-market strategies at scaled public and private software businesses.

OUR GROWTH STRATEGY

Our strategy is to maintain and extend our technology leadership in consumer cybersecurity solutions by driving frictionless and secure digital experiences as a privately-held company. The following are key elements of our growth strategy:

•
Continue to drive subscriber acquisition. We have one of the most trusted brands and comprehensive cybersecurity platforms in the growing, underpenetrated consumer digital protection market. We have a strong customer acquisition rate, addition 2.7 million net new Core Direct to Consumer Subscribers in the last twelve months as of December 25, 2021 (15% year-over-year growth). We will continue to invest in and leverage our brand and direct marketing effectiveness to take advantage of the significant growth opportunity within our core business, as our portfolio of solutions expands. We will continue to target, educate, and retain subscribers at crucial moments in their cybersecurity purchase lifecycle through our various sales & marketing motions.
•
Expand Omni-Channel Go-To-Market for our products. We will continue to drive sales through our direct-to-customer channels by investing in digital and performance marketing motions. We intend to strengthen our value proposition to our PC OEMs, and replicate that success with retail and ecommerce partners. We also intend to drive new customer growth by expanding our relationships with communications service providers and ISPs utilizing the cross-platform functionality of our solutions.
•
Enhance and tailor the subscriber conversion and renewal process. As we expand our routes to market and partnerships, we strive to evolve our conversion and renewal process and build a large, loyal installed base through our performance marketing and other digital marketing approaches, as well as, partner education that best support mutually beneficial consumer-centric initiatives. We expect Activation to Pay (“ATP”) optimization on OEM pre-loads to increase over time.
•
Invest in personal protection and enhance our consumer security platform and user experience. As personal data becomes more prevalent online today than ever before, we are committed to creating a personalized security experience for consumers. To protect our customer’s digital experience across devices, networks and online interactions, we plan to continue to invest in new product and platform innovation to help protect data wherever it resides or travels and defend against threats across multiple domains. At the product level, we have created a platform of integrated solutions that aligns with consumer needs for a holistic, easy-to-use cybersecurity solution that is designed to provide a consistent experience across all online activities, devices and platforms, allows personal feedback, and is accessible globally. We will continue to utilize our “test and learn” design methodology to improve the customer experience while ensuring our products deliver value and an engaging experience on PC, mobile, tablet, and online.
•
Continue to pursue targeted acquisitions. We will continue to pursue targeted acquisitions with strong potential to enhance McAfee digital protection platform. We believe we are well positioned to successfully execute on our acquisition strategy by leveraging our scale, global reach and routes to market, and data assets.

OUR PRODUCTS

We believe we have one of the industry's most comprehensive cybersecurity portfolios protecting consumers’ digital life.

Our Personal Protection Service provides holistic online protection of the individual and family across their entire digital life. It encompasses device security, privacy, and safe Wi-Fi, and identity protection through a trusted brand with an intuitive experience that is equally easy to use whether on a PC, a mobile smartphone or a tablet and across multiple operating system platforms. Our Personal Protection Service delivers a simple user interface with no performance trade-offs, and with a focus on proactive, intelligent, and seamless protection during a consumer’s digital experience. Our platform frees consumers to work on sensitive documents, videoconference their friends and coworkers, and have their kids go on social media platforms while having peace of mind that our Personal Protection Service is keeping their data and files encrypted, proactively alerting them when they are at risk, and helping them to resolve security threats. We achieve this by integrating the following solutions and capabilities within our Personal Protection Service:

•
Device Security. Our award-winning Anti-Malware Software and real-time threat defense has won over 65 awards since 2015 and helps protect over 600 million consumer devices across Android, iOS, and Windows protected from viruses, ransomware, malware, spyware and phishing as of December 25, 2021. Our net promoter score grew from 36 in 2019 to 45 as of September 25, 2021. These 600 million devices help power our threat intelligence engine. As consumers expand their digital footprint with an increasing number of devices and share personal data among them by hopping from one device to another, our threat intelligence engine becomes more robust. We built our Total Protection / LiveSafe solution with the purpose of protecting all of our consumers’ data, regardless of the device they are using or the network they are on. Through our easy-to-use interface, consumers can easily protect additional devices and have peace of mind by being able to observe each device’s security status. Beyond PCs and mobile, we have developed our Secure Home Platform (“SHP”) that protects consumer household IoT systems. Provided through major service providers and router OEMs around the world, our SHP simplifies network security in the home and protects household IoT devices, such as Alexa, smart TVs, and gaming systems.
•
Online Privacy and Comprehensive Internet Security. Our Safe Connect VPN and TunnelBear help consumers make any Wi-Fi connection safe and private. With bank-grade AES 256-bit encryption, our solution aims to keep personal data, such as banking account credentials and credit card information protected while keeping IP addresses and physical locations private. This capability helps consumers prevent password and data theft and IP-based tracking and allows customers to access global content, by bypassing local censorship. Consumers can add an additional layer of protection with FileLock by creating password-protected encrypted drives to store their sensitive files, such as tax returns and financial documents. Once these documents are not needed anymore they can be securely deleted with Shredder. Our WebAdvisor acts as a trusted companion protecting consumers from accessing malware and phishing sites while surfing and from downloading unsafe files. As we protect the consumer’s digital life, we also offer our Safe Family solution to keep children safe while they learn to navigate the digital life. Our parental control software blocks age-inappropriate websites, provides device usage monitoring and device restriction services and gives parents the ability to track children’s devices.
•
Identity Protection. Our Identity Protection Service includes cyber monitoring, which searches over 600,000 online black markets—including the Dark Web—for compromised personally identifiable information, credit monitoring and social security number tracing, helping consumers take action to prevent from fraud. Our solution also helps consumers recover from fraud through our 24/7/365 support and range of additional services, such as our full-service ID restoration, stolen funds reimbursement, lost wallet recovery, and identify theft insurance, covering expenses up to $1 million. Our Password Manager adds another level of security by securely managing and storing various complex passwords in order to eliminate potential weaknesses caused by simple or re-used passwords.

We also provide these services to consumers who want to complement their existing protection in the form of individual products, as well as to consumers who want to protect their complete digital life through our Total Protection and LiveSafe portfolio brands.

In addition, we extended our protection services to small business owners and the gamer community. Our Small Business Security package helps small businesses keep their businesses and customer data safe by leveraging our award-winning multi-device protection and privacy capabilities, enhanced with our 24/7 technical support and virus removal service. Our Gamer Security package delivers anti-malware functionality while enhancing gaming performance. By offloading threat detection to the cloud, keeping necessary virus definitions locally, and optimizing system resources like the central processing unit, graphics processing unit, and random-access memory by pausing background services, we deliver a smoother and safer gaming experience.

OUR TECHOLOGY

We deploy the latest technologies to maintain our competitive advantage in our product offerings as well as to design a personalized digital experience for consumers that drive customer engagement, satisfaction, and retention.

Quality of Our Protection and Artificial Intelligence/Machine Learning

Our solutions seek to defend against a wide range of threats by using technology that leverages a combination of threat intelligence, artificial intelligence and machine learning. Unlike other alternatives that rely only on artificial intelligence, our approach minimizes false positives while detecting a wide range of threats, including new zero-day threats.

Our solutions are enhanced by our Global Threat Intelligence Telemetry from detected events across the product portfolio in addition to structural and behavioral feature vectors from telemetry collected through our network of threat sensors. This telemetry enables McAfee to understand the blueprint of threats for which we do not necessarily possess the sample but can identify based on behavioral and structural vectors which improves our efficacy in detecting zero-day threats.

Our Machine Learning Scanner provides two options for performing automated analysis—on the device or in the cloud. The former uses machine learning on customer systems to determine whether existing and incoming files match known malware. Our cloud-based machine learning scanner collects and sends file attributes and behavioral information to the machine-learning system in the cloud for malware analysis, without transmitting personally identifiable information.

Anti-Malware Engine

Our anti-malware engine is the core component of our award-winning products. Using patented technology, the engine analyzes potentially malicious code to detect and block Trojans, viruses, worms, adware, spyware, ransomware and other threats. The engine scans files at particular points, processes, and pattern-matches malware definitions with data it finds within scanned files, decrypts, and runs malware code in an emulated environment, applies heuristic techniques to recognize new malware, and removes infectious code from legitimate files.

Consumer Experience Innovation

We continuously improve the digital experience for consumers through the following technologies:

•
Platform Innovation. Our continuous innovations across our online presence, ecommerce, analytics, and product platform aim towards creating the best-possible experience for consumers. Our analytics platform draws from millions of consumer engagement interactions, accumulated over years and years, provides us with the insights to craft the ideal consumer experience. We use these insights to design a comprehensive, unified seamless security experience for consumers that can be managed from any mobile device. This rich set of engagement patterns also allows us to fine-tune the purchasing process by displaying the right landing page and choosing the ideal payment provider to ensure a successful transaction. Combined with our next generation messaging system and tailored marketing campaigns, we improve customer engagement, satisfaction, as well as acquisition efficiency and retention.
•
Ability to Integrate with Our Partners. Through our ongoing collaboration with our OEM partners, we developed an integrated consumer experience that increases the conversation of potential indirect customers to our platform. Working closely with each OEM, we are continuously testing and improving each element of the consumer journey, from our tailored OEM landing pages and messaging, to our product trials, trial experience, offerings options, pricing, and shopping chart and payments experience. Additionally, we also integrated our product platform with leading telecommunication providers, retailers, as well as networking equipment manufacturers to be the underlying platform for their mobile and IoT related security offerings.

SALES AND MARKETING

Our go-to-market engine consists of a digitally-led omni-channel approach to reach the consumer at crucial moments in their purchase lifecycle including direct-to-consumer online sales, acquisition through trial pre-loads on PC OEM devices, and other indirect modes via additional partners such as mobile providers, ISPs, electronics retailers, eCommerce sites, and search providers.

•
Direct-to-consumer marketing. We market directly to consumers through our website, McAfee.com, with digital sales motions and analytics-based cart conversion capabilities. We grow this channel by driving site visits and improving conversion rates.

•
PC OEMs. We have a strong PC OEM partner ecosystem with major OEMs including Dell, HP, Lenovo, Asus, Fujitsu, and Samsung, in which we pre-install a 30-day free trial of our security platform. Our digital and performance marketing engine engages with the purchasing customer to highlight the value of the security platform and convert the consumer to a direct McAfee customer. In some cases, PC OEMs preinstall a one-year or longer subscription and the OEM pays McAfee a royalty. During the subscription lifecycle, McAfee engages the consumer with our digital marketing engine to convert the consumer to a McAfee direct-to-customer subscriber at the end of the initial subscription period. Increases in OEM PC shipments and free-trial conversion rates have been key drivers of growth in this channel.
•
Retail and eCommerce. We partner with major retailers worldwide including Office Depot, Staples, Walmart, Sam’s Club, MediaMarkt, Best Buy, and Amazon, to offer consumers a McAfee subscription for purchase through the retailer stores and eCommerce websites. During the subscription lifecycle McAfee engages the consumer with our digital marketing engine to convert the consumer to a McAfee direct-to-consumer subscriber at the end of the initial subscription period.
•
Network Providers. We partner with major service providers worldwide including Verizon, T-Mobile, Lumen, Telefonica, NTT Docomo, Softbank, British Telecom, and Sky, to offer our mobile security and SHP products through the service providers. In some cases, we also partner with the service providers to integrate and bundle one or more of our security products into their mobile product value added service offerings. In addition to our partnerships with service providers, we partner with Samsung to pre-install one or more of our security products on their smartphones.
•
Search Providers. McAfee also partners with search engine providers to integrate our secure web search products. Through our WebAdvisor product we protect consumers by advising what websites are safe versus what websites are risky.

Our omni-channel approach and strong partnerships work together to increase our presence at key moments of purchase and security engagement for consumers, allowing us to drive customer engagement and acquisition of new subscribers.

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

We maintain an internal patent program to identify inventions that provide the basis for new patent applications in areas of importance to our business. As of December 25, 2021, we had approximately 1,235 issued U.S. patents, in addition to approximately 735 issued foreign patents, which generally relate to inventive aspects of our products and technology. The duration of our issued patents is determined by the laws of the issuing country. Although we have patent applications pending, there can be no assurance that patents will issue from pending applications or that claims allowed on any future issued patents will be sufficiently broad to protect our technology. Also, these protections may not preclude competitors from independently developing products with functionality or features similar to our products.

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

To solve tomorrow’s cybersecurity challenges, we know that our industry needs a more diverse, innovative workforce. To fulfill our mission to protect all that matters, we stand firm in our commitment to drive this change. But first, we must understand who we are today to define our journey ahead. As of December 25, 2021, McAfee employed 2,262 employees in 32 countries worldwide. Of these employees, 434 are expected to transfer to McAfee Enterprise in 2022 as a result of the divestiture which occurred in July 2021. The core McAfee population demographic was as follows:

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

•
Our internship program serves as the training ground for top talent around the world, welcoming qualified, interested students of all backgrounds

Real collaboration, innovation, and impact happens in workplaces where you can express yourself authentically. That’s why we work hard to ensure life at McAfee is one where our employees can be authentic, engage with others, and reach the best versions of themselves, both at the office and away from it:

•
We sponsor six McAfee Communities to support members and allies within each of our African Heritage, Veterans, Latino, Women, Pride, and Differently Abled communities
•
We ensure fair and equal compensation based on contributions and impact to the company through our annual pay parity analysis
•
We provide a Diversity Impact analysis to ensure that at a minimum, any promotion or rewards are representative of each diverse group’s population within the organization
•
We focus our global benefits strategy on providing inclusive and family friendly benefits

A more detailed overview of McAfee’s inclusion and diversity practices can be viewed at https://www.mcafee.com/en-us/consumer-corporate/inclusion-diversity.html.

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

Additionally, in approving the Merger Agreement, our board of directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock represented an approximately 22.6% premium to our unaffected share price of $21.21 on November 4, 2021, the day prior to initial media speculation of a transaction. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would have incurred substantial transaction-related fees and costs and the loss of management time and resources

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to customary closing conditions. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

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

Prior to the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

After the date of the Merger Agreement and prior to the effective time, the Merger Agreement restricts us from taking specified actions without the consent of the Parent (which consent may not be unreasonably withheld, conditioned or delayed) and requires that our business be conducted in all material respects in the ordinary course of business. These restrictions may prevent us from making appropriate changes to our businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the Merger and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger, including uncertainty regarding the Merger, may cause customers, suppliers, distributors or strategic partners to delay or defer decisions, which could negatively affect our business and adversely affect our ability to effectively manage our business.

The Merger will happen only if certain conditions are met. Many of the conditions are outside our control, and both we and Parent also have the right to terminate the Merger Agreement in certain circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, distributors, strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the Merger is ultimately completed.

The Merger may cause difficulty in attracting, motivating and retaining employees.

Our current and prospective employees may experience uncertainty about their future role with the Company until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, technical, business development, operational and customer-facing employees and other personnel prior to the Merger. If we are unable to retain and replace personnel, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what the Parent has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than the Parent. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. If we or the Parent terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to Parent a termination fee of 1.25% or 2.5% of the Company’s equity value.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Stockholder litigation could result in substantial costs and may delay or prevent the Merger from being completed.

Stockholder lawsuits are often brought against public companies that have entered into merger agreements. As of the date of this Annual Report on Form 10-K, the Company has received three demand letters on behalf of purported stockholders of the Company challenging certain disclosures in the definitive proxy statement filed with the SEC on January 4, 2022 (the “Definitive Proxy Statement”). In addition, five stockholder complains relating to the Merger have been filed, four of which allege that the Definitive Proxy Statement is false and/or misleading and asserts claims for violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 against the Company and its directors and the fifth alleges that the preliminary proxy statement filed with the SEC on December 21, 2021 is false and/or misleading and asserts claims for violations of Section 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 against the Company and its directors. Each of the complains purport to seek, among other things, injunctive relief preventing the Merger, damages, and an award of plaintiffs’ costs and expenses, including reasonable attorneys’ and expert fees. The Company believes that the claims asserted in the demand letters and complaints are without merit. However, defending against these claims can result in substantial costs and divert management time and resources. Such claims could prevent or delay the consummation of the Merger, including through an injunction, and result in additional costs to us. The ultimate resolution of these lawsuits cannot be predicted, and an adverse ruling in any such lawsuit may cause the Merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Merger.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. At the onset of the COVID-19 pandemic, we implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats. While we have adjusted our current policies and procedures in accordance with public health guidance that is available, we cannot be certain that similar precautionary measures will not be necessary in the future, and any such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic has disrupted the operations of many of our channel partners, and may continue to disrupt their operations, for an indefinite period of time, including as a result of any future public health precautionary measures, uncertainty in the financial markets, or other harm to their businesses and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which could negatively impact our business and results of operations, including our revenue and cash flows. Further, if the COVID-19 pandemic has a substantial impact on our employees’, partners’, or third-party service providers’ health, attendance, or productivity in the future, our results of operations and overall financial performance may be adversely impacted.

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the efficacy of new vaccines, the efficiency and scope of global inoculation efforts, the severity and transmission rate of the disease and new variants, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions, the impact on economic activity, and the impact of these and other factors on our employees, partners, and third-party service providers. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including those related to investments, receivables, retention rates, renewal and pricing. For example, we have experienced growth and increased demand for our solutions in recent quarters, which may be due in part to greater demand for devices or our solutions in response to the COVID-19 pandemic. We cannot determine what, if any, portion of our growth in net revenue, the number of our Direct to Consumer Subscribers, or any other measures of our performance during 2021 was the result of such responses to the COVID-19 pandemic. However, if we are unable to successfully drive renewals of new subscriptions and retention of new customers in future periods, including any such new subscriptions or new customers that may be related to the response to the COVID-19 pandemic, or if global conditions and macroeconomic forces, including those related to the COVID-19 pandemic, reduce demand for solutions in the future, we may be unsuccessful in sustaining our recent growth rates. In addition, the extent to which the COVID-19 pandemic will continue to drive demand for devices is uncertain, and if demand for devices decreases, we may experience slower growth in future periods. These uncertainties may increase variability in our future results of operations and adversely impact our ability to accurately forecast changes in our business performance and financial condition in future periods. If we are not able to respond to and manage the impact of such events effectively or if global economic conditions do not improve, or deteriorate further, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

The intense competition we face in the cybersecurity market, in addition to general economic and business conditions (including the economic volatility resulting from the COVID-19 pandemic), can result in downward pressure on the prices of our solutions. If our competitors offer significant discounts on competing products or services, or develop products or services that our customers believe are more valuable or cost-effective, we may be required to decrease our prices or offer other incentives in order to compete successfully. Additionally, if we increase prices for our solutions, demand for our solutions could decline as customers adopt less expensive competing products and our market share could suffer. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease.

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

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. In recent periods, investor and customer concerns about the global economic outlook, which significantly increased in 2020 and early 2021 due to the COVID-19 pandemic, have adversely affected market and business conditions in general. In addition, a weakening of economic conditions, including from a worsening of the ongoing labor shortage or rise in inflation, could lead to reductions in demand for our solutions. Weakened economic conditions or a recession could reduce the amounts that customers are willing or able to spend on our products and solutions, and could make it more difficult for us to compete against less expensive and free products for new customers. Furthermore, a high percentage of our expenses, including those related to overhead, research and development, sales and marketing, and general and administrative functions are generally fixed in nature in the short term. If we are not able to timely and appropriately adapt to changes resulting from a weak economic environment, it could have an adverse impact on our business, financial condition, results of operations, and cash flows.

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

We may buy or make investments in complementary or competitive companies, products, and technologies, sell strategic businesses or other assets, or engage in other strategic transactions. For example, in fiscal 2018 we bolstered our consumer VPN offering through our acquisition of TunnelBear. The consideration exchanged for an acquisition may be greater than the value we realize from the transaction. In addition, we and TPG, Thomas Bravo and Intel periodically evaluate our capital structure and strategic alternatives with advisors and other third parties in an effort to maximize value for our stockholders. We cannot be certain when or if any of the discussions we have will lead to a proposal that we may find attractive, including with respect to the refinancing or repricing of some or all of our indebtedness, the sale of some or a significant portion of our assets, or other similar significant transactions. Whether in connection with such events or otherwise, we may also take other actions that impact our balance sheet and capital structure, including the payment of special dividends, the increase or decrease of regular dividends, repayment of debt, repurchases of our equity through privately negotiated transactions, as part of a tender offer, in the open market and/or through a share repurchase plan, including an accelerated share repurchase plan, or any other means permitted by law. In some cases these transactions could be with, or disproportionately benefit, one or more of our significant stockholders.

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

As of December 25, 2021, we had approximately 1,235 issued U.S. patents, in addition to approximately 735 issued foreign patents. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for in our patent applications or that any current or future issued patents will not be later challenged, limited, or invalidated. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future intellectual property rights or, if infringement is detected, that we will be successful in asserting claims or counterclaims, that our intellectual property rights will be enforceable, that any damages awarded to us will be sufficient to adequately compensate us for the infringement, that we will be able to obtain injunctive relief to prevent ongoing infringement, or that the costs of seeking enforcement will not outweigh any benefits.

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

We sell a significant portion of our solutions through third-party intermediaries such as affiliates, retailers, ecommerce, PC OEMs, and other distribution channel partners (we refer to them collectively as “channel partners”). In fiscal 2021, fiscal 2020, and fiscal 2019, our largest customer accounted for 16%, 13%, and 13%, respectively, of our net revenue. Our reliance on these channel partners is subject to a number of risks, including:

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

A variety of data protection legislation also apply in the United States at both the federal and state level, including new laws that may impact our operations. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, with enforcement by the state attorney general beginning July 1, 2020. The CCPA defines “personal information” in a broad manner and generally requires companies that process personal information of California residents to make new disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or sale of personal information, and provides a new cause of action for data breaches. Moreover, California voters approved the California Privacy Rights Act (“CPRA”), in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of these state privacy statutes remain unclear resulting in uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditures in order to comply.

Global privacy and data protection legislation, enforcement, and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. On July 16 2020, the Court of Justice of the European Union (“CJEU”), Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the E.U. to the U.S., was invalid, and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. The impact of this decision on the ability to lawfully transfer personal data from the E.U. to the U.S. remains uncertain. The European Commission released a draft of revised standard contractual clauses addressing the CJEU concerns in November 2020, and on June 4, 2021, published new standard contractual clauses. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens relating to the Schrems II case, regulatory guidance, and other developments relating to cross-border data transfers, and we and our customers face the potential for regulators in the European Economic Area (“EEA”) to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Additionally, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed only within that country. If any country in which we have customers were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.

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

Global or regional conditions may harm our financial results. We have operations in many countries and our business activities are concentrated in certain geographic areas including without limitation the Asia Pacific (“APAC”), Europe, Middle-East, and Africa (“EMEA”), and Latin American Region (“LAR”) regions. We derived 39% of our net revenue from international customers for fiscal 2021. As a result, our domestic and international operations and our financial results may be adversely affected by a number of factors outside of our control, including:

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

As of December 25, 2021, our total debt outstanding under our Senior Secured Credit Facilities was approximately $2,935 million and additional unused borrowing capacity under our Revolving Credit Facility was approximately $660 million.

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

We have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, including our Senior Secured Credit Facilities, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 15 to the Consolidated Financial Statements in Part II, Item 8 for more information.

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

If we fail to maintain proper and effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, our ability to produce accurate and timely consolidated financial statements could be impaired, which could harm our results of operations, our ability to operate our business, and investor confidence.

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

If we identify any material weaknesses in our internal control over financial reporting, or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our consolidated financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be adversely affected.

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

As of December 25, 2021, 257 million shares of Class A common stock are issuable upon exchange of LLC Units and MIUs that are held by the Continuing Owners. Under the amended and restated limited liability company agreement of Foundation Technology Worldwide LLC (the “LLC Agreement”), subject to certain restrictions set forth therein, the Continuing Owners are entitled to have their LLC Units exchanged for cash or (at our option) shares of our Class A common stock. The holders of MIUs also have the right, from time to time and subject to certain restrictions, to exchange their MIUs for LLC Units, which will then be immediately redeemed for cash or shares of Class A Common Stock, at the option of the Company, based on the value of such MIUs relative to their applicable distribution threshold.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located in San Jose, California where we lease approximately 85,000 square feet of space under one lease agreement that expires in December 2030. We also lease space for personnel in North America, South America, Europe, and Asia. Refer to Note 6, Leases in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases.

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

In addition, as previously disclosed, on November 5, 2021, Company entered into the Merger Agreement, as amended, with Parent and Merger Subsidiary, pursuant to which Merger Subsidiary will merge with and into the Company whereupon the separate corporate existence of Merger Subsidiary will cease and the Company will be the surviving corporation in the Merger and will continue as a wholly owned subsidiary of Parent. On December 21, 2021, the Company filed with the SEC its Preliminary Proxy Statement (the “Preliminary Proxy Statement”). On January 4, 2022, the Company filed with the SEC its Definitive Proxy Statement (the “Definitive Proxy Statement”), which was mailed to Company stockholders.

On January 5, 2022, January 11, 2022, and January 21, 2022, the Company received demand letters on behalf of purported shareholders of the Company challenging certain disclosures set forth in the Definitive Proxy Statement (the “Demand Letters”). In addition, two shareholder complaints relating to the Merger were filed in the United States District Court for the Northern District of California, one filed on January 19, 2022 and captioned Coffman v. McAfee Corp. et al., Case No. 5:22-cv-00361, and one filed on January 20, 2022 and captioned Waswick v. McAfee Corp. et al., Case No. 5:22-cv-00395. On January 25, 2022, a shareholder complaint relating to the Merger was filed in the United States District Court for the Eastern District of New York, captioned Sayre v. McAfee Corp. et al., Case No. 1:22-cv-00430. On January 26, 2022, a shareholder complaint relating to the Merger was filed in the United States District Court for the District of Delaware, captioned Kent v. McAfee Corp. et al., Case No. 1:99-mc-09999. On January 28, 2022, a shareholder complaint relating to the Merger was filed in the United States District Court for the Southern District of New York, captioned Finger v. McAfee Corp. et al., Case No. 1:22-cv-00758. Each of the Coffman, Sayre, Kent, and Finger complaints alleges that the Definitive Proxy Statement is false and/or misleading and asserts claims for violations of Section 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 against the Company and its directors. The Waswick complaint alleges that the Preliminary Proxy Statement is false and/or misleading and asserts claims for violations of Section 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 against the Company and its directors. Each of these complaints (collectively, the “Complaints”) purports to seek, among other things, injunctive relief preventing the Merger, damages, and an award of plaintiffs’ costs and expenses, including reasonable attorneys’ and expert fees. The Company believes that the claims asserted in the Demand Letters and Complaints are without merit.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

On October 22, 2020, our Class A common stock, $0.001 par value per share, began trading on the NASDAQ Stock Market under the symbol "MCFE." Prior to that time, there was no public market for our stock. As of December 25, 2021, there were approximately 272 holders of record of our Class A common stock and 24 holders of record for our Cass B common stock. The number of holders of record presented here does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries. Our Class B common stock is neither listed nor traded on any stock exchange, nor is there an established public trading market for this class of common stock.

Dividend

Foundation Technology Worldwide LLC (“FTW”) paid a cash distribution to its members for each of the first three quarters of fiscal 2021 at an aggregate annual rate of approximately $200 million. McAfee Corp. received a portion of such distributions through the LLC Units it holds directly or indirectly through its wholly-owned subsidiaries on the record date such distribution were declared by FTW. McAfee Corp. used a portion of its share of the cash distributions declared by FTW to declare or pay the dividends noted in the table below during the year ended December 25, 2021. Remaining distributions received by McAfee Corp. were used for corporate taxes and general corporate purposes. Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend its dividend during the term of the Merger Agreement.

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
December 9, 2020	December 24, 2020	January 7, 2021	$0.087	$14
March 11, 2021	March 26, 2021	April 9, 2021	$0.115	$19
June 10, 2021	June 25, 2021	July 9, 2021	$0.115	$19
August 3, 2021	August 13, 2021	August 27, 2021	$4.500	$760
September 13, 2021	September 24, 2021	October 8, 2021	$0.115	$21

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Sector Index for the 2 years ended December 25, 2021 assuming the initial investment of $100 in our Class A common stock and in each of the other indices on October 22, 2020 (the date our Class A common stock commenced trading on the Nasdaq Stock Market) and the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.

COMPARISON OF TWO-YEAR CUMULATIVE TOTAL RETURN

Among McAfee Corp., the S&P 500 Index

and the S&P Information Technology Sector Index

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of McAfee Corp. under the Securities Act or the Exchange Act.

Item 6. Reserved.

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

Organization of Information

In Item 7, we discuss the year ended December 25, 2021 results and compare the year ended December 25, 2021 results to the year ended December 26, 2020 results. Discussions of the year ended December 26, 2020 results and comparisons of the year ended December 26, 2020 results to the year ended December 28, 2019 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Prospectus dated September 9, 2021 and filed with the SEC on September 10, 2021 pursuant to Rule 424(b)(4) of the Securities Act.

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

Our consumer-focused products protect consumers across the digital spectrum providing holistic digital protection of the individual and family wherever they go under our Total Protection and LiveSafe brands. We achieve this by integrating the following solutions and capabilities within our bundled products:

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

Agreement and Plan of Merger; Proposed Merger

On November 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor BidCo, Inc., a Delaware corporation (“Parent”), and Condor Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company whereupon the separate corporate existence of Merger Subsidiary will cease and the Company will be the surviving corporation in the Merger and will continue as a wholly owned subsidiary of Parent (the “Merger”). Parent has obtained equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement. Affiliates of funds advised by each of Advent International Corporation, Permira Advisers LLC, Crosspoint Capital Partners L.P., Abu Dhabi Investment Authority, and Canada Pension Plan Investment Board and GIC Private Ltd. have committed to capitalize Parent at the Closing with an aggregate equity contribution equal to $5.2 billion on the terms and subject to the conditions set forth in signed equity commitment letters. On February 3, 2022, Merger Subsidiary received commitments of $5,160 million under a proposed U.S. dollar term loan facility and Euro-equivalent $1,800 million under a proposed Euro term loan facility. On February 17, 2022, Merger Subsidiary closed its offering of $2,020 million 7.375% senior notes due 2030. Under the terms of the Merger Agreement, the Company’s stockholders will receive $26.00 in cash for each share of Class A common stock they hold on the transaction closing date. The transaction’s closing is subject to customary closing conditions, including, among others, approval by the Company’s stockholders, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of other regulatory approvals, and clearance by the Committee on Foreign Investment in the United States. On December 20, 2021 at 11:59 p.m., the waiting period under the HSR Act expired. On February 9, 2022, the Company’s stockholders approved the Merger at a special meeting of stockholders. On February 22, 2022, the Committee on Foreign Investment in the United States closed its review and cleared the transactions contemplated by the Merger Agreement. Pursuant to the terms of the Merger Agreement, the completion of the Merger remains subject to various customary conditions, including (1) the absence of an order, injunction or law prohibiting the Merger, (2) the receipt of antitrust approval in the European Union and Switzerland, (3) the accuracy of each party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (4) compliance in all material respects with each party’s obligations under the Merger Agreement, and (5) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement.

Upon completion of the transaction, McAfee common stock will no longer be listed on any public securities exchange.

In connection with the closing of the Merger, the Company, FTW and certain other parties thereto have entered into a Tax Receivable Agreement and LLC Agreement Amendment (the “Amendment”). The Amendment provides for, among other things, (i) the payment of amounts due under the tax receivable agreement currently in effect (the “TRA”) with respect to U.S. federal income tax year 2020 of the Company in accordance with the terms of the TRA up to an aggregate amount of $2 million, which payments shall be paid no later than 10 business days prior to the Closing Date, (ii) the suspension of all other payments under the TRA from and after November 5, 2021 and (iii) the amendment of the TRA, effective as of immediately prior to and contingent upon the occurrence of the Effective Time of the Merger, which shall result in the TRA (and all of the Company’s obligations thereunder, including the obligation to make any of the foregoing suspended payments) terminating immediately prior to the Effective Time of the Merger. For a summary of the transaction, please refer to our Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2021.

Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement (the “Purchase Agreement”) with a consortium led by Symphony Technology Group (“STG”) under which STG agreed to purchase certain of our Enterprise assets together with certain of our Enterprise liabilities (“Enterprise Business”), representing substantially all of our Enterprise segment, for an all-cash purchase price of $4.0 billion. The divestiture transaction closed on July 27, 2021. The divestiture of our Enterprise Business, represents a strategic shift in our operations that allows us to focus on our Consumer business. As a result of the divestiture, the results of our Enterprise Business were reclassified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Starting in the first quarter of fiscal 2021, we began to operate as one reportable segment as the Enterprise Business comprised substantially all of our Enterprise segment. Results of discontinued operations includes all revenues and expenses directly derived from our Enterprise Business, with the exception of general corporate overhead costs that were previously allocated to our Enterprise segment but have not been allocated to discontinued operations. The Enterprise Business was reclassified as discontinued operations in our consolidated balance sheets. In connection with the divestiture, we recognized a gain of $2.2 billion, net of estimated taxes and transaction costs. See Note 4, Discontinued Operations and Held-for-Sale Assets in Part II, Item 8 of this Annual Report on Form 10-K for additional information about the divestiture of our Enterprise Business.

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

We used a portion of the proceeds from the divestiture to prepay $332 million of 1st Lien USD Term Loan and €563 million of 1st Lien Euro Term Loan in August 2021. In connection with this prepayment, we incurred a loss on extinguishment of debt of $10 million related to recognition of unamortized discount and deferred financing costs. See Note 13 to the consolidated financial statements for further information. We also terminated $150 million of our $250 million notional interest rate swap that had an expiration date of January 29, 2022. See Note 15 to the consolidated financial statements for further information.

Subsequent to the Enterprise Business divestiture, we concluded that a full valuation allowance against the net deferred tax assets of our domestic entities will no longer be required and released $211 million of the $212 million of valuation allowance that existed as of December 26, 2020.

We also expect to realize certain tax benefits subject to our TRA and thus we recognized and recorded an additional TRA liability. As the net deferred tax assets have been recognized as of the date of divestiture of the Enterprise Business, the full liability under the TRA also became probable as of that date. During the year ended December 25, 2021, TRA liability increases of $121 million resulting from post divestiture exchanges of FTW LLC Units for shares of Class A common stock were recorded to Additional paid-in capital on the consolidated balance sheet. TRA liability increases of $313 million resulting from pre-divestiture exchanges and TRA liability decreases of $6 million resulting from unutilized tax attributes were recorded within Other income (expense), net. TRA liability increases of $4 million resulting from divestiture related events were recorded within Income from discontinued operations on the consolidated statement of operations. As of December 25, 2021, we have TRA liabilities of $2 million and $432 million recorded in the consolidated balance sheet within Accounts payable and other accrued liabilities and Tax receivable agreement liability, less current portion, respectively. See Note 14 to the consolidated financial statements for further information and the income tax impact of the Enterprise Business divestiture.

In July 2021, two amendments to the definitive agreement with a consortium led by STG for the purchase of the Enterprise Business were executed. The amendments modified certain provisions for assets and liabilities to be transferred as well as the timing and procedures for transfer of certain assets and employees in foreign jurisdictions in connection with the sale, and clarifying requirements for maintenance of such assets prior to transfer. The amendments also include certain other modifications or clarifications of the purchase agreement. As a result of the amendments, our results of operations for the year ended December 26, 2020 and December 28, 2019 and our December 26, 2020 consolidated balance sheet reflect changes in the assets and liabilities that were determined to be part of discontinued operations as reported in our previously filed Form 8-K, Item 8 for the year ended December 26, 2020. These changes resulted in increases of $8 million to loss from discontinued operations, net of tax, for the year ended December 26, 2020, as compared to the amounts reported in our previously filed Form 8-K, Item 8 for the year ended December 26, 2020. These changes are reflected in the information presented below and all relevant disclosures. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for revised selected quarterly financial data.

Financial Highlights

For the year ended December 25, 2021 compared to the year ended December 26, 2020 we delivered the following:

•
Net revenue increased by 23% to $1,920 million

•
Net income increased to $2,688 million inclusive of $2,242 million gain, net of estimated taxes and transaction costs, on the divestiture of the Enterprise Business
•
Income from continuing operations increased by 218% to $247 million
•
Adjusted EBITDA increased by 37% to $899 million
•
Net cash provided by operating activities was $513 million
•
Free cash flow generated was $487 million

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

	December 25, 2021	December 26, 2020
Core Direct to Consumer Subscribers (in millions)	20.7	18.0
TTM Dollar Based Retention - Core Direct to Consumer Subscribers	99.9%	100.0%

	Year Ended
	December 25, 2021	December 26, 2020
Monthly ARPC	$6.02	$6.01

Non-GAAP Financial Measures

We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Annual Report on Form 10-K for our continuing operations, including adjusted operating income, adjusted operating income margin, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income margin, and free cash flow and ratios based on these financial measures.

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA and Adjusted EBITDA Margin

We regularly monitor adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin to assess our operating performance. We define adjusted operating income as net income (loss), excluding the impact of amortization of intangible assets, equity-based compensation expense, restructuring and transition charges, interest expense, foreign exchange (gain) loss, net, provision for income tax expense, Tax Receivable Agreement (“TRA”) adjustment, income from Transition Services Agreement (“TSA”), income (loss) from discontinued operations, net of taxes, and other costs that we do not believe are reflective of our ongoing operations. Adjusted operating income margin is calculated as adjusted operating income divided by net revenue. We define adjusted EBITDA as adjusted operating income, excluding the impact of depreciation expense plus certain other non-operating costs. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by net revenue. We believe presenting adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparisons of operations, as it eliminates the effects of certain variations unrelated to our overall performance. Adjusted operating income, adjusted operating income margin, adjusted EBITDA, and adjusted EBITDA margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table presents a reconciliation of our adjusted operating income and adjusted EBITDA to our net income for the periods presented:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020
Net income (loss)	$2,688	$(289)
Add: Amortization	170	251
Add: Equity-based compensation	71	113
Add: Cash in lieu of equity awards(1)	1	1
Add: Acquisition and integration costs(2)	1	8
Add: Restructuring and transition charges(3)	70	2
Add: Management fees(4)	—	28
Add: Transformation(5)	12	20
Add: Executive severance(6)	1	3
Add: Interest expense	212	303
Add: Foreign exchange loss (gain), net(7)	(41)	104
Add: Provision for income tax expense (benefit)	(160)	5
Add: TRA adjustment(8)	307	2
Less: Income from TSA(9)	(18)	—
Add: Other (income) expense, net(10)	2	2
Less: Loss (income) from discontinued operations, net of taxes	(2,441)	79
Adjusted operating income	875	632
Add: Depreciation	23	23
Less: Other (income) expense	1	(1)
Adjusted EBITDA	$899	$654
Net revenue	$1,920	$1,558
Net income (loss) margin	140.0%	(18.5)%
Adjusted operating income margin	45.6%	40.6%
Adjusted EBITDA margin	46.8%	42.0%

See “Description of Non-GAAP Adjustments” section for an explanation of adjustments to non-GAAP measures and other items.

Adjusted Net Income and Adjusted Net Income Margin

We regularly monitor adjusted net income and adjusted net income margin to assess our operating performance. Adjusted net income assumes all net income (loss) is attributable to McAfee Corp., which assumes the full exchange of all outstanding LLC Units for shares of Class A common stock of McAfee Corp., and is adjusted for the impact of amortization of intangible assets, amortization of debt issuance costs, equity-based compensation expense, restructuring and transition charges, foreign exchange loss (gain), net, TRA adjustment, income from TSA, income (loss) from discontinued operations, net of taxes, and other costs that we do not believe are reflective of our ongoing operations. The adjusted provision for income taxes represents the tax effect on net income, adjusted for all of the listed adjustments, assuming that all consolidated net income was subject to corporate taxation for all periods presented. We have assumed an annual effective tax rate of 22%, which represents our long term expected corporate tax rate excluding discrete and non-recurring tax items. This amount has been recast for periods reported previously.

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

The following table presents a reconciliation of our adjusted net income to our net income for the periods presented:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020
Net income (loss)	$2,688	$(289)
Add: Amortization of debt discount and issuance costs	23	36
Add: Amortization	170	251
Add: Equity-based compensation	71	113
Add: Cash in lieu of equity awards(1)	1	1
Add: Acquisition and integration costs(2)	1	8
Add: Restructuring and transition charges(3)	70	2
Add: Management fees(4)	—	28
Add: Transformation(5)	12	20
Add: Executive severance(6)	1	3
Add: Foreign exchange loss (gain), net(7)	(41)	104
Add: Provision for income taxes expense (benefit)	(160)	5
Add: TRA adjustment(8)	307	2
Less: Income from TSA(9)	(18)	—
Add: Other (income) expense, net(10)	2	2
Less: Loss (income) from discontinued operations, net of taxes	(2,441)	79
Adjusted income before taxes	$686	$365
Adjusted provision for income taxes(11)	151	80
Adjusted net income	$535	$285
Net revenue	$1,920	$1,558
Net income (loss) margin	140.0%	(18.5)%
Adjusted net income margin	27.9%	18.3%

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
(3)
Represents both direct and incremental costs associated with costs to execute strategic restructuring events, including third-party professional fees and services, severance, and facility restructuring costs. Also inclusive of transition charges including legal, advisory, consulting and other costs directly incurred due to the divestiture of the Enterprise Business that were incurred subsequent to the sale in support of the transition services agreement.
(4)
Represents management fees paid to certain affiliates of TPG, Thoma Bravo, and Intel pursuant to the Management Services Agreement. The Management Services Agreement has been terminated subsequent to the IPO and we paid a total one-time fee of $22 million to such parties in October 2020.
(5)
Represents costs incurred in connection with transformation of the business including the cost of workforce restructuring involving both eliminations of positions and relocations to lower cost locations in connection with our transformational initiatives, strategic initiatives to improve customer retention, activation to pay and cost synergies, inclusive of duplicative run rate costs related to facilities and data center rationalization, and other one-time costs. The 2021 amount also includes legal and consulting costs incurred in conjunction the Merger Agreement and related pending transaction.
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
(10)
Represents other income or expense not associated with our core operations and it is recorded within Other income (expense), net, on the consolidated statements of operations.
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

The following table presents a reconciliation of our free cash flow to our net cash provided by operating activities for the periods presented:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020
Net cash provided by operating activities	$513	$760
Less: Capital expenditures(1)	(26)	(46)
Free cash flow(2)	$487	$714

(1)
Capital expenditures includes payments for property and equipment and capitalized labor costs incurred in connection with certain software development activities.
(2)
Free cash flow includes $188 million, and $268 million, in cash interest payments for the years ended December 25, 2021, and December 26, 2020, respectively.

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

	Year Ended
(in millions)	December 25, 2021	December 26, 2020
Cost of sales	$94	$109
Amortization of intangibles	76	143
Expense attributable to the impact of purchase accounting related to continuing operations	170	252
Expense attributable to the impact of purchase accounting related to discontinued operations	36	187
Total expense attributable to the impact of purchase accounting	$206	$439

Income Tax and Tax Receivable Agreement

McAfee Corp. is a corporation for U.S. federal and state income tax purposes. Following the Reorganization Transactions, FTW is the predecessor of McAfee Corp. for accounting purposes. FTW is and remains a partnership for U.S. federal income tax purposes and will therefore generally not be subject to any U.S. federal income taxes at the entity level in respect of income it recognizes directly or through its U.S. and foreign subsidiaries that are also pass- through or disregarded entities for U.S. federal income tax purposes. Instead, taxable income and loss of these entities will flow through to the members of FTW (including McAfee Corp. and certain of its subsidiaries) for U.S. federal income tax purposes. Certain of FTW’s non-U.S. subsidiaries that are treated as pass-through or disregarded entities for U.S. federal income tax purposes are nonetheless treated as taxable entities in their respective jurisdictions and are thus subject to non-U.S. taxes at the entity level. FTW also has certain U.S. and foreign subsidiaries that are treated as corporations for U.S. federal income tax purposes and that therefore are or may be subject to income tax at the entity level. McAfee Corp. pays U.S. federal, state and local income taxes as a corporation on its share of the taxable income of FTW (taking into account the direct and indirect ownership of FTW by McAfee Corp.). In addition, in connection with the Reorganization Transactions and the IPO, McAfee Corp. entered into the tax receivable agreement as described in Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

As a result of the divestiture, we expect to utilize certain deferred tax assets from the domestic portion of the gain on the sale. We have concluded that a full valuation allowance against the net deferred tax assets of our domestic entities will no longer be required and have released $211 million of the $212 million of valuation allowance that existed as of December 26, 2020. The valuation allowance of $19 million as of December 25, 2021 relates to foreign capital and state net operating loss carryforwards primarily generated in the current year that we have determined are not more likely than not going to be utilized. In addition, we recognized a deferred tax asset of $223 million with a corresponding charge to equity when FTW LLC Units are exchanged for shares of Class A common stock (the “Exchanges”) in fiscal 2021.

		Offset To
(in millions)	Deferred Tax Asset	Additional Paid-in Capital	Provision for Income Tax (Expense) Benefits	Income from Discontinued Operations
Release of valuation allowance on deferred tax assets	$211	$—	$211	$—
Exchanges and tax attributes in Fiscal 2021	223	223	—	—

As the net deferred tax assets have been recognized as of the date of divestiture of the Enterprise Business, the full liability under the TRA also became probable as of that date. During the year ended December 25, 2021, TRA liability increases of $121 million resulting from post divestiture Exchanges were recorded to Additional paid-in capital on the consolidated balance sheet. TRA liability increases of $313 million resulting from pre-divestiture Exchanges and TRA liability decreases of $6 million resulting from unutilized tax attributes were recorded within Other income (expense), net. TRA liability increases of $4 million resulting from divestiture related events were recorded within Income from discontinued operations on the consolidated statement of operations.

As of December 25, 2021, we have TRA liabilities of $2 million and $432 million recorded in the consolidated balance sheet within Accounts payable and other accrued liabilities and Tax receivable agreement liability, less current portion, respectively.

	TRA Liability		Offset To
(in millions)	Current Portion	Noncurrent Portion	Additional Paid-in Capital	Other Income (Expense), Net	Income from Discontinued Operations
As of December 26, 2020	$2	$—
Exchanges and tax attributes that existed prior to divestiture	—	317	$—	$(313)	$(4)
Exchanges and tax attributes that existed on or after divestiture	—	115	(121)	6	—
As of December 25, 2021	$2	$432	$(121)	$(307)	$(4)

Equity-Based Compensation

Upon consummation of the IPO in October 2020, we recognized a cumulative catch-up of equity-based compensation expense relating to our management equity participation units (“MEPU”s) and cash-settled restricted equity units (“CRSU”s). Concurrently, we modified the terms of our unvested FTW RSUs, outstanding CRSUs, and outstanding MEPUs to permit settlement in the Company’s Class A common stock, par value $0.001 per share (“Class A common stock”) (collectively, “Replacement RSUs”) in lieu of cash settlement, at the Company’s election. No service or performance vesting terms were changed at the time of modification. All of our outstanding equity awards were probable of vesting and the change was accounted for as a Type I modification. In addition, the Company granted stock options with a strike price equal to the IPO price to certain holders of MEPUs with distribution thresholds not fully satisfied at the time of modification and, at the time of the grant, recognized expense for these options immediately. See Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of equity-based compensation.

The accounting impact resulting from the recognition of this equity-based compensation limits the comparability of our financial statements between periods. The table below shows the impact of all equity-based compensation on our financial statements.

	Year Ended
(in millions)	December 25, 2021	December 26, 2020
Cost of sales	$3	$5
Sales and marketing	19	23
Research and development	20	40
General and administrative	29	45
Total equity-based compensation expense from continuing operations	71	113
Discontinued operations	31	200
Total equity-based compensation expense	$102	$313

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

Cost of Sales

Our total cost of sales include fees paid under revenue share arrangements, amortization of certain intangibles, transaction processing fees, the costs of providing delivery (i.e., hosting), support including salaries and benefits for employees and fees related to third parties, and technology licensing fees. We anticipate our total cost of sales to increase in absolute dollars as we grow our net revenue. Cost of sales as a percentage of net revenue may vary from period to period based on our investments in the business, the efficiencies we are able to realize going forward as well as due to the accounting for payments to channel partners discussed in Factors Affecting the Comparability of Our Results of Operations.

We expect the divestiture of the Enterprise Business to lead to costs that were previously allocated to both segments to now be part of continuing operations, which will have a dilutive impact on gross margins.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative, amortization of intangibles, and restructuring and transition charges.

We expect the divestiture of the Enterprise Business to lead to costs that were previously allocated to both segments will be part of continuing operations, which will have a dilutive impact on operating margins.

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

Foreign Exchange Gain (Loss), Net

Foreign exchange gain (loss), net is comprised of realized and unrealized gains or losses on non-U.S. Dollar denominated balances and is primarily due to unrealized gains or losses associated with our 1st Lien Euro Term Loan.

Other Income (expense), Net

Other income (expense), net is primarily attributable to adjustments related to the TRA, as well as the revenue from the transition service agreement we entered into in connection with the divestiture of the Enterprise Business under which we provide assistance to Enterprise Business including, but not limited to, business support services and information technology services.

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

Income from Discontinued Operations, Net of Taxes

Following the agreement with STG, the results of our Enterprise Business through the date of transaction close were classified as discontinued operations in our consolidated statements of operations and excluded from continuing operations.

Results of Operations

The following tables set forth the consolidated statements of operations in dollar amounts and as a percentage of our total revenue for the periods indicated. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
(in millions)	December 25, 2021	December 26, 2020
Net revenue	$1,920	$1,558
Cost of sales	470	444
Gross profit	1,450	1,114
Operating expenses:
Sales and marketing	375	345
Research and development	184	187
General and administrative	196	231
Amortization of intangibles	76	143
Restructuring and transition charges	70	2
Total operating expenses	901	908
Operating income	549	206
Interest expense	(212)	(303)
Foreign exchange gain (loss), net	41	(104)
Other income (expense), net	(291)	(4)
Income (loss) from continuing operations before income taxes	87	(205)
Provision for income tax expense (benefit)	(160)	5
Income (loss) from continuing operations	247	(210)
Income (loss) from discontinued operations, net of taxes	2,441	(79)
Net income (loss)	2,688	(289)
Less: Net income (loss) attributable to redeemable noncontrolling interests	1,839	(171)
Net income (loss) attributable to McAfee Corp.	$849	$(118)

	Year Ended
	December 25, 2021	December 26, 2020
Net revenue	100.0%	100.0%
Cost of sales	24.5%	28.5%
Gross profit	75.5%	71.5%
Operating expenses:
Sales and marketing	19.5%	22.1%
Research and development	9.6%	12.0%
General and administrative	10.2%	14.8%
Amortization of intangibles	4.0%	9.2%
Restructuring and transition charges	3.6%	0.1%
Total operating expenses	46.9%	58.3%
Operating income	28.6%	13.2%
Interest expense	(11.0)%	(19.4)%
Foreign exchange gain (loss), net	2.1%	(6.7)%
Other income (expense), net	(15.2)%	(0.3)%
Income (loss) from continuing operations before income taxes	4.5%	(13.2)%
Provision for income tax expense (benefit)	(8.3)%	0.3%
Income (loss) from continuing operations	12.9%	(13.5)%
Income (loss) from discontinued operations, net of taxes	127.1%	(5.1)%
Net income (loss)	140.0%	(18.5)%
Less: Net income (loss) attributable to redeemable noncontrolling interests	95.8%	(11.0)%
Net income (loss) attributable to McAfee Corp.	44.2%	(7.6)%

Net Revenue

	Year Ended		Variance in
(in millions, except percentages)	December 25, 2021	December 26, 2020	Dollars	Percent
Net revenue	$1,920	$1,558	$362	23.2%

The net revenue increase was primarily driven by (i) growth in Core Direct to Consumer Subscribers, (ii) increases in secure search revenue, (iii) growth in Mobile and Internet Service Provider business, and (iv) an increase in ARPC.

Net Revenue by Geographical Region

Net revenue by geographic region based on the sell-to address of the end-users is as follows:

	Year Ended
(in millions except percentages)	December 25, 2021	% of Total	December 26, 2020	% of Total
Americas	$1,281	66.7%	$1,027	65.9%
EMEA	441	23.0%	365	23.4%
APJ	198	10.3%	166	10.7%
Total net revenue	$1,920	100.0%	$1,558	100.0%

The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.

Net revenue by geographic region in fiscal 2021 showed growth in all geographies when compared to the corresponding periods in the prior year and we expect such percentages to remain relatively consistent in the near term.

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

Net revenue by channel of the end-users is as follows:

	Year Ended
(in millions except percentages)	December 25, 2021	% of Total	December 26, 2020	% of Total
Direct to Consumer	$1,397	72.8%	$1,195	76.7%
Indirect	523	27.2%	363	23.3%
Total net revenue	$1,920	100.0%	$1,558	100.0%

Cost of Sales

	Year Ended		Variance in
(in millions, except percentages)	December 25, 2021	December 26, 2020	Dollars	Percent
Cost of sales	$470	$444	$26	5.9%
Gross profit margin	75.5%	71.5%

The increase in cost of sales was primarily attributable to a $44 million increase in revenue share expense and online transaction processing fees driven by increases in Core Direct to Consumer Subscribers, partially offset by a $14 million decrease in amortization due to assets becoming fully amortized as of March 2021.

Operating Expenses

	Year Ended		Variance in
(in millions, except percentages)	December 25, 2021	December 26, 2020	Dollars	Percent
Sales and marketing	$375	$345	$30	8.7%
Research and development	184	187	(3)	(1.6)%
General and administrative	196	231	(35)	(15.2)%
Amortization of intangibles	76	143	(67)	(46.9)%
Restructuring and transition charges	70	2	68	3400.0%
Total	$901	$908	$(7)	(0.8)%

Sales and Marketing

The increase in sales and marketing expense was primarily attributable to (i) a $25 million increase in marketing spend and (ii) a $9 million increase in expenses for consulting services. These increases were partially offset by the decrease in equity-based compensation expense.

Research and Development

The decrease in research and development expense was primarily attributable to the decrease in equity-based compensation expense, partially offset by an increase in employee expenses.

General and Administrative

The decrease in general and administrative expense was primarily attributable to (i) a $28 million decrease in management fee expense including a one-time fee for the termination of the management agreement at the time of the IPO, and (ii) a decrease in equity-based compensation and acquisition and integration costs. These increases were partially offset by a $9 million increase in professional services expenses primarily related to costs of being a public company.

Amortization of Intangibles

The decrease in amortization of intangibles was attributable to assets that became fully amortized in March 2021.

Restructuring and Transition Charges

The increase in restructuring and transition charges is primarily the result of $60 million of transition charges including legal, advisory, consulting and other costs directly incurred due to the divestiture of the Enterprise Business, including incremental costs associated with data disentanglement and acceleration of data migration to the cloud, that were incurred subsequent to the sale in support of the transition services agreement.

There was an additional $8 million increase driven by restructuring and one-time termination benefits to impacted employees, including severance payments and healthcare and other accrued benefits related to the workforce reduction that was initiated in December 2020.

Operating Income

	Year Ended		Variance in
(in millions, except percentages)	December 25, 2021	December 26, 2020	Dollars	Percent
Operating income	$549	$206	$343	166.5%
Operating income margin	28.6%	13.2%

The operating income increase was primarily driven by (i) the $362 million increase in net revenue, (ii) $81 million decrease in amortization expense, (iii) a $42 million decrease in equity-based compensation, and (iv) a $28 million decrease in management fee expense including the one-time termination fee at the time of the IPO. These were partially offset by (i) a $68 million increase in restructuring and transition charges, (ii) a $44 million increase in revenue share expense resulting from increases in Core Direct to Consumer Subscribers, (iii) a $25 million increase in marketing spend, and (iv) an $18 million dollar increase in professional service and external consulting expenses.

Interest Expense

	Year Ended		Variance in
(in millions, except percentages)	December 25, 2021	December 26, 2020	Dollars	Percent
Interest expense	$(212)	$(303)	$91	(30.0)%

The decrease in interest expense was primarily attributable to (i) lower debt balances due to the payoff of our 2nd Lien Term Loan and prepayment on our 1st Lien USD Term Loan in the fourth quarter of 2020 in addition to our third quarter 2021 prepayment of 1st Lien Term Loans with a portion of the proceeds of the divestiture of the Enterprise business as discussed above and (ii) a $14 million loss on extinguishment in 2020 for the remaining unamortized discount and unamortized deferred financing costs at the time of the payoff of our 2nd Lien Term Loan. These decreases were partially offset by a (i) $10 million loss on extinguishment of debt for recognition of unamortized discount and deferred financing in the third quarter of 2021 for the 1st Lien Term Loans prepayment and (ii) a $9 million increase in interest rate swap expense due to a decrease in LIBOR.

Other Income (Expense), Net

	Year Ended		Variance in
(in millions, except percentages)	December 25, 2021	December 26, 2020	Dollars	Percent
Other income (expense), net	$(291)	$(4)	$(287)	7175.0%

The decrease in other income (expense), net was primarily attributable to $307 million in tax receivable agreement liability recorded to expense subsequent to the release of the valuation allowance against the deferred tax assets discussed within the Provision for Income Tax Expense section below. This was partially offset by $18 million increase in TSA income.

Provision for Income Tax Expense

	Year Ended		Variance in
(in millions, except percentages)	December 25, 2021	December 26, 2020	Dollars	Percent
Provision for income tax expense (benefit)	$(160)	$5	$(165)	(3300.0)%

The change in the provision for income tax benefit was primarily attributable to the release of the valuation allowance on the deferred tax assets in the U.S. due to no longer being in a cumulative pre-tax loss as a result of the gain on the divestiture of the Enterprise Business, partially offset by increased in income in higher taxed jurisdictions.

Discontinued Operations

	Year Ended		Variance in
(in millions, except percentages)	December 25, 2021	December 26, 2020	Dollars	Percent
Net revenue	$781	$1,348	$(567)	(42.1)%
Operating income (loss)	99	(54)	153	(283.3)%
Pre-tax gain on divestiture of Enterprise Business	2,628	—	2,628	NM
Income (loss) from discontinued operations before income taxes	2,722	(54)	2,776	(5140.7)%
Income tax expense	281	25	256	1024.0%
Income (loss) from discontinued operations, net of tax	2,441	(79)	2,520	(3189.9)%

The changes in net revenue and operating income related to discontinued operations was primarily the result of the sale closing July 27, 2021.

The increase in the income from discontinued operations before income taxes was primarily the result of the $2,628 million pre-tax gain on the divestiture of the Enterprise Business recognized in 2021.

The increase in income tax expense is primarily due to the $386 million tax expense related to the gain on the divestiture of the Enterprise Business, partially offset by tax benefits recognized due to basis differences of McAfee Corp. in FTW.

Seasonality

While portions of our business are impacted by seasonality, the net impact of seasonality on our business is limited. Orders are generally higher in the first and fourth quarters and lower in the second and third quarters. A significant number of orders in the fourth quarter is reflective of historically higher holiday sales of PC computers leading to higher subscriptions in the fourth quarter as well as in the first quarter due to lag from computer purchase to paid subscription of our products. This seasonal effect is present both in new subscriptions as well as in the renewal of prior year subscriptions due in those quarters.

Liquidity and Capital Resources

McAfee Corp. is a holding company with no operations and, as such, will depend on its subsidiaries for cash to fund all of its operations and expenses through the payment of distributions by its current and future subsidiaries, including FTW. The terms of the agreements governing our senior secured credit facilities contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to McAfee Corp. or to FTW unless certain financial tests are met. For a discussion of those restrictions, see “—Senior Secured Credit Facilities” below and “Risk Factors—Risks Related to Our Indebtedness—Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to take certain actions”. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.

Sources of Liquidity

As of December 25, 2021, we had cash and cash equivalents of $816 million. Our primary source of cash for funding operations and growth has been through cash flows generated from operating activities. In addition, we have funded certain acquisitions, distributions to members, and to a lesser extent, capital expenditures and our operations, through borrowings under the Senior Secured Credit Facilities, primarily in the form of long-term debt obligations. As of December 25, 2021, we had $660 million of additional unused borrowing capacity under our Revolving Credit Facility.

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

Senior Secured Credit Facilities

As of December 25, 2021, our Senior Secured Credit Facilities consisted of a U.S. dollar-denominated term loan tranche of $2,369 million (the “First Lien USD Term Loan”), a Euro-denominated term loan tranche of €499 million (the “First Lien EUR Term Loan”, and together with the First Lien USD Term Loan, the “First Lien Term Loans”), and a $664 million Revolving Credit Facility, of which we had $4 million outstanding as letters of credit. The Revolving Credit Facility includes a $50 million sublimit for the issuance of letters of credit.

The commitments under the First Lien Term Loans will mature on September 29, 2024. As of December 25, 2021, our total outstanding indebtedness under the Senior Secured Credit Facilities was $2,935 million. The First Lien Term Loans require equal quarterly repayments equal to 0.25% of the total amount borrowed.

Our 1st Lien Net Leverage Ratio as defined in the credit facility agreement was 1.7 as of December 25, 2021. For the year ended December 25, 2021, the weighted average interest rate was 3.9% under the First Lien USD Term Loan and 3.5% under the First Lien EUR Term Loan. The commitment fee of the unused portion of the Revolving Credit Facility was 0.25% as of December 25, 2021.

In August 2021, we prepaid $332 million of 1st Lien USD Term Loan and €563 million of 1st Lien Euro Term Loan. In connection with this prepayment, we incurred a loss on extinguishment of debt in the third quarter of our 2021 fiscal year of $10 million related to recognition of unamortized discount and deferred financing costs. See Note 13 to the consolidated financial statements for more information. We also terminated $150 million of our $250 million notional interest rate swap that had an expiration date of January 29, 2022. See Note 15 to the consolidated financial statements for more information and refer to “—Divestiture of Enterprise Business” above.

Tax Receivable Agreement

The contribution by the Continuing Owners (as defined in Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K) to the Corporation of certain corporate entities in connection with the IPO (including the Reorganization Transactions) and future exchanges of LLC Units for shares of the Corporation’s Class A common stock are expected to produce or otherwise deliver to the Corporation favorable tax attributes that can reduce its taxable income. Prior to the completion of the IPO, the Corporation entered into a Tax Receivable Agreement (“TRA”), which generally will require it to pay the TRA Beneficiaries, as defined in Note 1 to the consolidated financial statements, 85% of the applicable cash savings, if any, in U.S. federal, state, and local income tax that the Corporation actually realizes or, in certain circumstances, is deemed to realize as a result of (i) all or a portion of the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) and tax basis adjustments in the assets of FTW (and its subsidiaries) as a result of sales or exchanges of LLC Units after the IPO, (iii) certain tax attributes of the corporations acquired by McAfee Corp. in connection with the Reorganization Transactions (including their allocable share of existing tax basis in the assets of FTW (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation generally will retain the benefit of the remaining 15% of the applicable tax savings. The payment obligations under the tax receivable agreement are obligations of McAfee Corp., and we expect that the payments that will be required to make under the tax receivable agreement will be substantial.

On July 27, 2021, we completed the sale of our Enterprise Business to STG for an all-cash purchase price of $4.0 billion. As the net deferred tax assets have been recognized as of the date of divestiture of the Enterprise Business, the full liability under the TRA also became probable as of that date. During the year ended December 25, 2021, TRA liability increases of $121 million resulting from post divestiture Exchanges were recorded to Additional paid-in capital on the consolidated balance sheet. TRA liability increases of $313 million resulting from pre-divestiture Exchanges and TRA liability decreases of $6 million resulting from unutilized tax attributes were recorded within Other income (expense), net. TRA liability increases of $4 million resulting from divestiture related events were recorded within Income from discontinued operations on the consolidated statement of operations.

As of December 25, 2021, we have TRA liabilities of $2 million and $432 million recorded in the consolidated balance sheet within Accounts payable and other accrued liabilities and Tax receivable agreement liability, less current portion, respectively. See Note 1 and 14 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Dividend Policy

FTW paid a cash distribution to its members for each of the first three quarters of fiscal 2021 at an aggregate annual rate of approximately $200 million. McAfee Corp. received a portion of such distributions through the LLC Units it holds directly or indirectly through its wholly-owned subsidiaries on the record date such distributions were declared by FTW. McAfee Corp. used a portion of its share of the cash distributions declared by FTW to declare or pay the dividends noted in the table below during the year ended December 25, 2021. Remaining distributions received by McAfee Corp. were used for corporate taxes and general corporate purposes. Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend its dividend during the term of the Merger Agreement.

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
December 9, 2020	December 24, 2020	January 7, 2021	$0.087	$14
March 11, 2021	March 26, 2021	April 9, 2021	$0.115	$19
June 10, 2021	June 25, 2021	July 9, 2021	$0.115	$19
August 3, 2021	August 13, 2021	August 27, 2021	$4.500	$760
September 13, 2021	September 24, 2021	October 8, 2021	$0.115	$21

On August 3, 2021, we declared a one-time Special Dividend of $4.50 per share of Class A common stock outstanding in connection with the consummation of the sale of our Enterprise Business. See Note 7 to the consolidated financial statements for additional dividend information on the Special Dividend.

Consolidated Statements of Cash Flows

Our cash flows for the years ended December 25, 2021 and December 26, 2020 were:

	Year Ended
	December 25, 2021	December 26, 2020
Net cash provided by operating activities	$513	$760
Net cash provided by (used in) investing activities	3,935	(51)
Net cash used in financing activities	(3,851)	(651)
Effect of exchange rate fluctuations on cash and cash equivalents	(12)	6
Change in cash and cash equivalents	$585	$64

See Note 4 to the consolidated financial statements for additional cash flow information associated with our discontinued operations.

Operating Activities

For the year ended December 25, 2021, net cash provided by operating activities was $513 million, as a result of net income of $2,688 million, adjusted for non-cash charges of $2,161 million and net cash outflow of $14 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $2,628 million of pre-tax gain on divestiture of Enterprise Business, $173 million in deferred taxes primarily from the release of valuation allowance due to divestiture of Enterprise Business, and $41 million in foreign exchange gains, partially offset by $311 million in TRA remeasurement, $236 million in depreciation and amortization, $102 million in equity-based compensation, and $35 million in other operating activities primarily consisting of lease asset amortization, and amortization of debt discount and issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily due to (i) a $55 million decrease in other liabilities primarily due to payment of annual bonuses and year-end commissions in fiscal 2021 to employees of Enterprise Business, (ii) a $51 million increase in deferred costs primarily due to increased deferred revenue share resulting from an increased subscriber base, (iii) a $51 million increase in other assets primarily due to increases in long-term deferred revenue share and in right of use assets recorded primarily due to renewed leases, and (iv) a $30 million increase in receivable from and payable to the Enterprise Business primarily due to receivable related to TSA receivable and misdirected payments. These changes were partially offset by (i) an $86 million decrease in accounts receivable, net primarily due to collection of accounts receivable outstanding at December 26, 2020, including those related to the Enterprise Business, (ii) a $32 million increase in other current liabilities primarily due to accrual of transition costs incurred in 2021, (iii) a $24 million increase of deferred revenue primarily due to an increased subscriber base, and (iv) a $28 million increase of income taxes payable primarily due to tax obligations from the gain on the divestiture of Enterprise Business. The increase in income taxes paid, net of refunds from the year ended December 26, 2020 to the year ended December 25, 2021 is primarily driven by taxes paid related to the gain on the sale of the Enterprise Business.

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

Investing Activities

For the year ended December 25, 2021, net cash provided by investing activities was $3,935 million, which was primarily $3,930 million of net proceeds from divestiture of Enterprise Business and $31 million from disposal of the Plano facility. These in flows were partially offset by additions to property and equipment and other investing activities totaling $26 million.

For the year ended December 26, 2020, net cash used in investing activities was $51 million, which was primarily the result of additions to property and equipment and other investing activities totaling $46 million and a $5 million business acquisition, net of cash.

Financing Activities

For the year ended December 25, 2021, net cash used in financing activities was $3,852 million, which was primarily the result of (i) distribution to members of FTW of $1,894 million, (ii) payment of long-term debt of $1,038 million including prepayments made using a portion of the proceeds from divestiture of the Enterprise Business, (iii) $833 million of dividends paid to holders of Class A common stock, and (iv) $101 million of payment of tax withholding for shares withheld.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 25, 2021:

	Payments Due by Period(1)
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt(2)	$2,935	$43	$2,892	$—	$—
Cash interest(3)	391	156	235	—	—
Purchase obligations	399	108	209	82	—
Operating lease obligations, including imputed interests	51	8	12	10	21
Total	$3,776	$315	$3,348	$92	$21

(1)
Excludes any obligations under the TRA. In connection with the closing of the Merger, the Company, FTW and certain other parties thereto have entered into a Tax Receivable Agreement and LLC Agreement Amendment (the “Amendment”). The Amendment provides for, among other things, (i) the payment of amounts due under the TRA currently in effect with respect to U.S. federal income tax year 2020 of the Company in accordance with the terms of the TRA up to an aggregate amount of $2 million, which payments shall be paid no later than 10 business days prior to the Closing Date, (ii) the suspension of all other payments under the TRA from and after November 5, 2021 and (iii) the amendment of the TRA, effective as of immediately prior to and contingent upon the occurrence of the Effective Time of the Merger, which shall result in the TRA (and all of the Company’s obligations thereunder, including the obligation to make any of the foregoing suspended payments) terminating immediately prior to the Effective Time of the Merger. See Note 14 to our consolidated financial statements included (Part II, Item 8 of this Form 10-K) for further information on our tax receivable agreement.
(2)
See Note 13 to our consolidated financial statements included (Part II, Item 8 of this Form 10-K) for further information on our long-term debt.
(3)
Interest payments were calculated based on the interest rate in effect on December 25, 2021 and based upon expected debt balances after mandatory repayments related to the First Lien USD Term Loan, and First Lien Euro Term Loan, and include the impact of our interest rate swaps. See Note 13 to our consolidated financial statements for further information on the First Lien USD Term Loan and First Lien Euro Term Loan and Note 15 to our consolidated financial statements for further information on our interest rate swaps (included in Part II, Item 8 of this Form 10-K).

Off-Balance Sheet Arrangements

As of December 25, 2021, and December 26, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
4.
Allocate the transaction price to the performance obligations in the contract: Standalone selling price (“SSP”) is determined for each performance obligation in the contract and a proportion of the overall transaction price is allocated to each performance obligation based on the relative value of its SSP in comparison to the transaction price except when a discount or variable consideration can be allocated to a specific performance obligation in the contract.
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

The nature of our promise to the customer to provide our time-based software licenses and related support and maintenance is to stand ready to provide protection for a specified or indefinite period of time. Maintenance and support in these cases are typically not distinct performance obligations as the licenses are dependent upon regular threat updates to the customer. Instead the maintenance and support is combined with a software license to create a single performance obligation. We typically satisfy these performance obligations over time, as control is transferred to the customer as the services are provided.

Additional Revenue Recognition Considerations

Partner Royalty Revenues

Our original equipment manufacturer (“OEM”), mobile and internet service provider (“MISP”) and retail sales channels have revenues derived from sales- or usage-based royalties. Such revenue is excluded from any variable consideration and transaction price calculations and is recognized at the later of when the sale or usage occurs, or the performance obligation is satisfied or partially satisfied.

Consideration Payable to a Customer

We make various payments to our channel partners, which may include revenue share, product placement fees and marketing development funds. Costs that are incremental to revenue, such as revenue share, are capitalized and amortized over time as cost of sales. Product placement fees and marketing development funds are expensed in sales and marketing expense as the related benefit is received and were $185 million, $187 million and $142 million for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

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

Contract fulfillment costs consist of software and related costs. These costs are incremental and recoverable and are capitalized and amortized on a systematic basis that is consistent with the pattern of transfer of the goods and services to which the asset relates.

Discontinued Operations

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

The nature of our promise to the customer to provide our SaaS offerings and related support and maintenance is to stand ready to provide protection for a specified or indefinite period of time. Maintenance and support in these cases are typically not distinct performance obligations as the licenses are dependent upon regular threat updates to the customer. Instead the maintenance and support is combined with a software license to create a single performance obligation. We typically satisfy these performance obligations over time, as control is transferred to the customer as the services are provided.

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

Contract Costs

Contract acquisition costs consist mainly of sales commissions and associated fringe benefits.

We typically recognize the initial commissions that are not commensurate with renewal commissions over the longer of the customer relationship (generally estimated to be four to five years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions paid are generally amortized over the renewal period.

Contract fulfillment costs consist primarily of hardware and related costs. These costs are incremental and recoverable and are capitalized and amortized on a systematic basis that is consistent with the pattern of transfer of the goods and services to which the asset relates.

Goodwill

Goodwill is recorded as the excess of consideration transferred over the acquisition-date fair values of assets acquired and liabilities assumed in a business combination. Historically, we have assigned goodwill to our reporting units based on the relative fair value expected at the time of the acquisition. Goodwill and intangible assets to be disposed of as a result of our agreement with STG to sell certain assets of Enterprise Business were included in assets of discontinued operations in our consolidated balance sheet as of December 26, 2020. We now have one reporting unit for goodwill.

We perform an annual impairment assessment on the first day of the third month in the fourth quarter or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of our reporting unit’s goodwill. If the conclusion of an impairment assessment is that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the quantitative goodwill impairment test.

If the conclusion of an impairment assessment is that it is more likely than not that the fair value is less than its carrying value, we perform the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. Impairments, if any, are based on the excess of the carrying amount over the fair value. Our goodwill impairment test considers the income method and/or market method to estimate a reporting unit’s fair value.

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

Equity-based compensation cost is measured at the grant date based on the fair value of the award and recognized as expense over the appropriate service period. Determining the fair value of equity-based awards requires considerable judgment, including assumptions and estimates of the following:

•
fair value of the unit;
•
life of the award;
•
volatility of the unit price; and
•
dividend yield

Before our IPO, the fair value of the unit was determined by the Board reasonably and in good faith. Generally, this involved a review by an independent valuation of our business, which requires judgmental inputs and assumptions such as our cash flow projections, peer company comparisons, market data, growth rates and discount rate. The Board reviewed its prior determination of fair value of a unit on a quarterly basis to decide whether any change was appropriate (including whether to obtain a new independent valuation), considering such factors as any significant financial, operational, or market changes affecting the business since the last valuation date. Due to us not having sufficient historical volatility, we used the historical volatilities of publicly traded companies which were similar to us in size, stage of life cycle and financial leverage. We continued to use this peer group of companies unless a situation arose within the group that would require evaluation of which publicly traded companies were included or once sufficient data was available to use our own historical volatility. In addition, for awards where vesting was dependent upon achieving certain operating performance goals, we estimated the likelihood of achieving the performance goals. For goals dependent upon a qualifying liquidity event, (i.e., a change of control or public offering registered on a Form S-1 (or successor form), in either case, occurring on or before April 3, 2024) (a “Qualifying Liquidity Event”), we would not recognize any expense until the event occurs. Upon consummation of our IPO, we recognized a cumulative catch-up of expense based on the vesting dates for our time-based awards and expected vesting dates for our performance-based awards. We recognize forfeitures as they occur. For awards with only time-vesting requirement, we recognize the expense over a straight-line basis during the vesting period.

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

Our performance-based RSU awards (“PSUs”) are granted to executive officers and certain employees annually. These awards vest after approximately three years, with the number vesting based upon internal profitability targets that are communicated to employees in the year to which the targets relate. The number of shares of common stock issued will range from zero to stretch, with stretch typically defined as 130% of target. At the time our Board approves such grants, the targets for performance years other than the current year are not known or knowable by us nor our employees. Upon determination and communication of such targets in future years, grant date fair value is determined based upon the closing price, less the present value of expected dividends not received during the vesting period.

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

Derivative and Hedging Instruments

The fair values of each of our derivative instruments are recorded as an asset or liability on a net basis at the balance sheet date within other current or long-term assets or liabilities. The change in fair value of our derivative instruments is recorded through earnings in the line item on the consolidated statements of operations to which the derivatives most closely relate, primarily in Interest expense. Changes in the fair value of the underlying assets and liabilities associated with the hedged risk are generally offset by the changes in the fair value of the related derivatives. We do not use derivative financial instruments for speculative trading purposes.

To reduce the interest rate risk inherent in variable rate debt, we entered into certain interest rate swap agreements to convert a portion of our variable rate borrowing into a fixed rate obligation (Note 15). These interest rate swap agreements fix the London Interbank Offered Rate (“LIBOR”) portion of the U.S. dollar denominated variable rate borrowings. Accordingly, to the extent the cash flow hedge is effective, changes in the fair value of interest rate swaps will be included within Accumulated other comprehensive income (loss) in the consolidated balance sheets. Hedge accounting will be discontinued when the interest rate swap is no longer effective in offsetting cash flows attributable to the hedged risk, the interest rate swap expires or the cash flow hedge is dedesignated because it is no longer probable that the forecasted transaction will occur according to the original strategy. When hedge accounting is discontinued, any related amounts previously included in Accumulated other comprehensive income (loss) would be reclassified to Interest expense, within the consolidated statements of operations.

Leases

We adopted ASC No. 2016-02, Leases, and all related updates (collectively, “Topic 842”), which primarily requires leases to be recognized on the balance sheet. We adopted the standard using the modified retrospective approach with an effective date as of the beginning of our 2019 fiscal year, December 30, 2018.

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

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. For leases which commenced prior to our adoption of ASC Topic 842, we estimated our incremental borrowing rate as of adoption date based on our credit rating, current economic conditions, and collateralized borrowing.

Discontinued Operations

We review the presentation of planned business dispositions in the consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the consolidated statements of operations. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

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

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Argentine Peso, Indian Rupee, British Pound Sterling, Australian Dollar, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 25, 2021 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

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

Interest Rate Risk

We utilize long-term debt to, among other things, finance our acquisitions and, to a lesser extent, our operations. We are exposed to interest rate risk on our outstanding floating rate debt instruments which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under the Senior Secured Credit Facilities bear interest at a Euro currency rate determined by reference to LIBOR, plus an applicable margin, subject to established floors of 0.00%. During the years ended December 25, 2021 and December 26, 2020, applicable interest rates have been lower than the designated floors under our Senior Secured Credit Facilities; therefore, interest rates under the Senior Secured Credit Facilities have not been subject to change. Assuming that the rates remain below the applicable floors under the Senior Secured Credit Facilities, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the Senior Secured Credit Facilities, would result in a minor change in interest expense on an annual basis.

In 2018 and through 2021, we entered into multiple interest rate swaps in order to fix a substantial amount of the LIBOR portion of our USD denominated variable rate borrowings. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of the our known or expected cash payments principally related to our variable-rate borrowings.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	81
Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020	83
Consolidated Statements of Operations for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	84
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	85
Consolidated Statements of Cash Flows for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	86
Consolidated Statements of Equity (Deficit) and Redeemable Noncontrolling Interests for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	87
Notes to Consolidated Financial Statements	89

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of McAfee Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of McAfee Corp. and its subsidiaries (the “Company”) as of December 25, 2021 and December 26, 2020, and the related consolidated statements of operations, of comprehensive income (loss), of equity (deficit) and redeemable noncontrolling interests and of cash flows for each of the three years in the period ended December 25, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tax Receivable Agreement (“TRA”) Liability

As described in Notes 1 and 14 to the consolidated financial statements, the Company has recorded a liability under the Tax Receivable Agreement (“TRA”) of $434 million as of December 25, 2021. Prior to the initial public offering in October 2020, the Company entered into a TRA with the Continuing Owners and certain Management Owners (collectively, the “TRA Beneficiaries”). The TRA provides for the payment by the Company of 85% of the amount of any tax benefits recognized resulting from its future taxable income. As disclosed by management, obligations under the TRA are recognized by management after concluding that it is probable that the Company would have sufficient future taxable income to realize the benefit. On July 27, 2021, the Company completed the divestiture of the Enterprise Business and as a result, management expects to utilize certain deferred tax assets. As the net deferred tax assets have been recognized as of the date of divestiture, the TRA liability also became probable. The determination of the TRA liability involves the interpretation and application of complex tax laws and regulations. The key inputs used by management in the calculation of the TRA liability included the partnership tax basis, net operating losses (“NOLs”), and foreign tax credits.

The principal considerations for our determination that performing procedures relating to the TRA liability is a critical audit matter are (i) the significant judgment by management when determining the TRA liability, including interpretation and application of complex tax laws and regulations, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s determination of the TRA liability and key inputs related to partnership tax basis, NOLs, and foreign tax credits, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the TRA liability, including controls over the development of key inputs related to partnership tax basis, NOLs, and foreign tax credits. These procedures also included, among others (i) testing management’s process for determining the TRA liability; (ii) testing the completeness and accuracy of the underlying data used in the calculation of the TRA Liability; (iii) evaluating the appropriateness of the methodology used to calculate the TRA liability including testing the calculation; and (iv) evaluating the reasonableness of the partnership tax basis, NOLs, and foreign tax credits key inputs used by management. Evaluating management’s key inputs involved, on a test basis, testing the (i) existence, completeness and accuracy of the NOLs and foreign tax credits and; (ii) completeness and accuracy of the partnership income and partnership tax basis allocated to the TRA beneficiaries. Professionals with specialized skill and knowledge were used to assist in evaluating the interpretation and application of the complex tax laws and regulations.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 23, 2022

We have served as the Company's or its predecessor’s auditor since 2017.

MCAFEE CORP.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$816	$231
Accounts receivable, net	144	102
Deferred costs	189	137
Receivable from Enterprise Business	48	—
Other current assets	46	42
Current assets of discontinued operations	—	402
Total current assets	1,243	914
Property and equipment, net	51	98
Goodwill	1,018	1,018
Identified intangible assets, net	559	729
Deferred tax assets	460	24
Other long-term assets	91	67
Long-term assets of discontinued operations	—	2,578
Total assets	$3,422	$5,428
Liabilities, redeemable noncontrolling interests and deficit
Current liabilities:
Accounts payable and other current liabilities	$226	$235
Accrued compensation and benefits	63	179
Accrued marketing	124	118
Income taxes payable	42	14
Long-term debt, current portion	43	44
Deferred revenue	982	823
Payable to Enterprise Business	45	—
Current liabilities of discontinued operations	—	972
Total current liabilities	1,525	2,385
Long-term debt, net	2,862	3,943
Deferred tax liabilities	10	5
Tax receivable agreement liability, less current portion	432	—
Other long-term liabilities	117	155
Deferred revenue, less current portion	95	80
Long-term liabilities of discontinued operations	—	660
Total liabilities	5,041	7,228
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	6,620	4,840
Equity (deficit):
Class A common stock, $0.001 par value - 1,500,000,000 shares authorized, 186,136,747 shares issued and outstanding as of December 25, 2021 and 161,267,412 shares issued and outstanding as of December 26, 2020	—	—
Class B common stock, $0.001 par value - 300,000,000 shares authorized, 253,185,623 shares issued and outstanding as of December 25, 2021 and 267,065,127 shares issued and outstanding as of December 26, 2020	—	—
Additional paid-in capital	(8,261)	(6,477)
Retained earnings (accumulated deficit)	41	(118)
Accumulated other comprehensive income (loss)	(19)	(45)
Total deficit	(8,239)	(6,640)
Total liabilities, redeemable noncontrolling interests and deficit	$3,422	$5,428

See the accompanying notes to the consolidated financial statements

MCAFEE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions except per share amounts)

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Net revenue	$1,920	$1,558	$1,303
Cost of sales	470	444	389
Gross profit	1,450	1,114	914
Operating expenses:
Sales and marketing	375	345	297
Research and development	184	187	160
General and administrative	196	231	181
Amortization of intangibles	76	143	146
Restructuring and transition charges (Note 9)	70	2	6
Total operating expenses	901	908	790
Operating income	549	206	124
Interest expense	(212)	(303)	(295)
Foreign exchange gain (loss), net	41	(104)	21
Other income (expense), net	(291)	(4)	(1)
Income (loss) from continuing operations before income taxes	87	(205)	(151)
Provision for income tax expense (benefit)	(160)	5	38
Income (loss) from continuing operations	247	(210)	(189)
Income (loss) from discontinued operations, net of taxes	2,441	(79)	(47)
Net income (loss)	$2,688	$(289)	$(236)
Less: Net income (loss) attributable to redeemable noncontrolling interests	1,839	(171)	N/A
Net income (loss) attributable to McAfee Corp.	$849	$(118)	N/A

Net income (loss) attributable to McAfee Corp.:
Income (loss) from continuing operations attributable to McAfee Corp.	$23	$(55)	N/A
Income (loss) from discontinued operations attributable to McAfee Corp.	826	(63)	N/A
Net income (loss) attributable to McAfee Corp.	$849	$(118)	N/A

Earnings (loss) per share attributable to McAfee Corp., basic:
Continuing operations	$0.14	$(0.34)	N/A
Discontinued operations	4.85	(0.39)	N/A
Earnings (loss) per share, basic(1)	$4.99	$(0.73)	N/A

Earnings (loss) per share attributable to McAfee Corp., diluted:
Continuing operations	$0.14	$(0.34)	N/A
Discontinued operations	4.85	(0.39)	N/A
Earnings (loss) per share, diluted(1)	$4.99	$(0.73)	N/A

Weighted-average shares outstanding, basic	170.2	162.3	N/A
Weighted-average shares outstanding, diluted	170.2	162.3	N/A

(1)
Basic and diluted net loss per share of Class A common stock for the year ended December 26, 2020 are applicable only for the period from October 22, 2020 through December 26, 2020, which is the period following the initial public offering (“IPO”) and related Reorganization Transactions (as defined in Note 1 to the Consolidated Financial Statements). See Note 17 Earnings (loss) per Share, in the Notes to Consolidated Financial Statements for the number of shares used in the computation of earnings (loss) per share of Class A common stock and the basis for the computation of earnings (loss) per share.

See the accompanying notes to the consolidated financial statements

MCAFEE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Net income (loss)	$2,688	$(289)	$(236)
Other comprehensive income (loss):
Interest rate cash flow hedges:
Gain (loss) on interest rate cash flow hedges, net of tax	24	(98)	(67)
Reclassification adjustments for income on interest rate cash flow hedges	49	40	4
Pension and postretirement benefits income (loss), net of tax	2	(1)	(1)
Total comprehensive income (loss)	$2,763	$(348)	$(300)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	1,885	(234)	N/A
Total comprehensive income (loss) attributable to McAfee Corp.	$878	$(114)	N/A

See the accompanying notes to the consolidated financial statements

MCAFEE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

Cash flows from operating activities:
Net income (loss)	$2,688	$(289)	$(236)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	236	491	536
Equity-based compensation	102	313	25
Deferred taxes	(173)	(10)	18
Foreign exchange (gain) loss, net	(41)	104	(20)
Pre-tax gain on divestiture of Enterprise Business	(2,628)	—	—
Tax Receivable Agreement remeasurement	311	2	—
Other operating activities	35	68	53
Change in assets and liabilities:
Receivable and payable from/to Enterprise Business	(30)	—	—
Accounts receivable, net	86	15	(60)
Deferred costs	(51)	(46)	(22)
Other assets	(51)	(9)	(71)
Income taxes payable	28	(1)	2
Other current liabilities	32	42	26
Deferred revenue	24	106	186
Other liabilities	(55)	(26)	59
Net cash provided by operating activities	513	760	496
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(5)	(2)
Additions to property and equipment	(22)	(42)	(56)
Proceeds from divestiture of Enterprise Business, net of transaction costs (Note 4)	3,930	—	—
Proceeds from disposal of property, net	31	—	—
Other investing activities	(4)	(4)	(5)
Net cash provided by (used in) investing activities	3,935	(51)	(63)
Cash flows from financing activities:
Proceeds from IPO, net of underwriters discount and commissions	—	586	—
Use of proceeds from issuance of Class A common stock to purchase Foundation Technology Worldwide LLC ("FTW") units	—	(33)	—
Proceeds from issuance of equity	15	2	1
Payment for long-term debt	(1,038)	(869)	(67)
Proceeds from long-term debt	—	—	685
Payment for debt issuance costs	—	(5)	(6)
Distributions to members of FTW	(1,894)	(277)	(1,334)
Payment of dividends	(833)	—	—
Payment of tax withholding for shares and units withheld	(101)	(24)	(8)
Payment of IPO related expenses	(3)	(8)	—
Other financing activities	3	(23)	(5)
Net cash used in financing activities	(3,851)	(651)	(734)
Effect of exchange rate fluctuations on cash and cash equivalents	(12)	6	—
Change in cash and cash equivalents	585	64	(301)
Cash and cash equivalents, beginning of period	231	167	468
Cash and cash equivalents, end of period	$816	$231	$167
Supplemental disclosures of noncash investing and financing activities and cash flow information:
Acquisition of property and equipment included in current liabilities	$(3)	$(2)	$(8)
Distributions to members of FTW included in liabilities	(11)	(27)	(4)
Dividends payable included in liabilities	—	(14)	—
Tax withholding for shares and units withheld included in liabilities	—	(4)	—
Proceeds receivable related to divestiture of Enterprise Business	13	—	—
Transaction costs payable related to divestiture of Enterprise Business	(27)	—	—
Other	(7)	(3)	(2)
Cash paid during the period for:
Interest, net of cash flow hedges	(188)	(268)	(281)
Income taxes, net of refunds	(265)	(49)	(47)

See the accompanying notes to the consolidated financial statements

MCAFEE CORP.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS

(in millions, except share amounts)

	Foundation Technology Worldwide, LLC (prior to Reorganization Transactions)			McAfee Corp. Stockholders' Equity
				Class A Common Stock		Class B Common Stock
	Accumulated Other Comprehensive Income (Loss)	Members’ Equity (Deficit)	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Deficit	Redeemable Noncontrolling Interests	Total
Balance at December 29, 2018	$2	$675	$(1,148)	—	$—	—	$—	$—	$—	$—	$—	$—	$(471)
Cumulative effect adjustments from adoption of ASC Topic 842	—	—	(1)	—	—	—	—	—	—	—	—	—	(1)
Distributions to Members	—	(1,338)	—	—	—	—	—	—	—	—	—	—	(1,338)
Other comprehensive loss, net of tax	(64)	—	—	—	—	—	—	—	—	—	—	—	(64)
Equity-based awards expense, net of equity withheld to cover taxes	—	17	—	—	—	—	—	—	—	—	—	—	17
Unit issuances	—	1	—	—	—	—	—	—	—	—	—	—	1
Unit repurchases	—	(2)	—	—	—	—	—	—	—	—	—	—	(2)
Net loss	—	—	(236)	—	—	—	—	—	—	—	—	—	(236)
Balance at December 28, 2019	$(62)	$(647)	$(1,385)	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,094)
Activity prior to Reorganization Transactions and IPO
Distributions to Members	—	(276)	—	—	—	—	—	—	—	—	—	—	(276)
Other comprehensive loss, net of tax	(71)	—	—	—	—	—	—	—	—	—	—	—	(71)
Equity-based awards expense, net of equity withheld to cover taxes	—	24	—	—	—	—	—	—	—	—	—	—	24
Unit issuances	—	2	—	—	—	—	—	—	—	—	—	—	2
Unit repurchases (Note 8)	—	(10)	—	—	—	—	—	—	—	—	—	—	(10)
Reclassification of redeemable units (Note 7)	—	(41)	—	—	—	—	—	—	—	—	—	—	(41)
Reclassification of redeemable units (Note 7)	—	41	—	—	—	—	—	—	—	—	—	—	41
Net income	—	—	26	—	—	—	—	—	—	—	—	—	26
Other	—	2	—	—	—	—	—	—	—	—	—	—	2
Activity in connection with Reorganization Transactions and IPO
Impact of reorganization transactions	133	905	1,359	—	—	—	—	(2,264)	—	(133)	(2,397)	—	—
Issuance of Class A common stock, net of costs	—	—	—	126,314,024	—	—	—	—	—	—	—	—	—
Issuance of Class B common stock	—	—	—	—	—	268,779,392	—	—	—	—	—	—	—
Initial effect of the Reorganization Transactions and IPO on redeemable noncontrolling interests	—	—	—	—	—	—	—	968	—	84	1,052	(1,052)	—
Proceeds from IPO on sale of Class A shares	—	—	—	30,982,558	—	—	—	586	—	—	586	—	586
Purchase of FTW LLC units	—	—	—	—	—	(1,714,265)	—	(33)	—	—	(33)	—	(33)
IPO costs capitalized	—	—	—	—	—	—	—	(11)	—	—	(11)	—	(11)
Deferred tax adjustment	—	—	—	—	—	—	—	148	—	—	148	—	148
Balance subsequent to Reorganization Transactions and IPO	—	—	—	157,296,582	—	267,065,127	—	(606)	—	(49)	(655)	(1,052)	(1,707)
Activity subsequent to Reorganization Transactions and IPO
Distributions to RNCI	—	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Dividend declared	—	—	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	4	4	8	12
Stock compensation expense, net of withholding to cover taxes	—	—	—	3,970,830	—	—	—	261	—	—	261	—	261
Dividend declared	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(118)	—	(118)	(197)	(315)
Other	—	—	—	—	—	—	—	(13)	—	—	(13)	—	(13)
Impact of change in ownership in RNCI	—	—	—	—	—	—	—	(174)	—	—	(174)	174	—
Fair value adjustment for RNCI	—	—	—	—	—	—	—	(5,931)	—	—	(5,931)	5,931	—
Balance at December 26, 2020	$—	$—	$—	161,267,412	$—	267,065,127	$—	$(6,477)	$(118)	$(45)	$(6,640)	$4,840	$(1,800)
Distributions to RNCI	—	—	—	—	—	—	—	—	—	—	—	(1,878)	(1,878)
Dividend declared	—	—	—	—	—	—	—	(129)	(690)	—	(819)	—	(819)

Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	29	29	46	75
Stock compensation expense, net of withholding to cover taxes	—	—	—	6,541,265	—	—	—	2	—	—	2	3	5
Stock issuances	—	—	—	850,957	—	—	—	15	—	—	15	—	15
RNCI units conversion into Class A shares	—	—	—	17,477,113	—	(13,879,504)	—	—	—	—	—	—	—
Deferred tax adjustments	—	—	—	—	—	—	—	223	—	—	223	—	223
TRA adjustments	—	—	—	—	—	—	—	(121)	—	—	(121)	—	(121)
Net income	—	—	—	—	—	—	—	—	849	—	849	1,839	2,688
Other	—	—	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Impact of change in ownership in RNCI	—	—	—	—	—	—	—	(99)	—	(3)	(102)	102	—
Fair value adjustment for RNCI	—	—	—	—	—	—	—	(1,668)	—	—	(1,668)	1,668	—
Balance at December 25, 2021	$—	$—	$—	186,136,747	$—	253,185,623	$—	$(8,261)	$41	$(19)	$(8,239)	$6,620	$(1,619)

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

Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement (the “Purchase Agreement”) with a consortium led by Symphony Technology Group (“STG”) under which STG agreed to purchase certain of our Enterprise assets together with certain of our Enterprise liabilities (“Enterprise Business”), representing substantially all of our Enterprise segment, for an all-cash purchase price of $4.0 billion. The divestiture transaction closed on July 27, 2021. The divestiture of our Enterprise Business represents a strategic shift in our operations that allows us to focus on our Consumer Business. As a result of the divestiture, the results of our Enterprise Business were reclassified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Starting in the first quarter of fiscal 2021, we began to operate in one reportable segment as the Enterprise Business comprised substantially all of our Enterprise segment. Results of discontinued operations includes all revenues and expenses directly derived from our Enterprise Business, with the exception of general corporate overhead and other costs that were previously allocated to our Enterprise segment but have not been allocated to discontinued operations. The Enterprise Business, as specified in the Purchase Agreement, was reclassified as discontinued operations in our consolidated balance sheets. See Note 4 for additional information about the divestiture of our Enterprise Business.

Agreement and Plan of Merger; Proposed Merger

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

As a result of the Merger, at the effective time of the Merger (the “Effective Time”) (subject to certain exceptions, including for shares of Class A Common Stock of the Company and Class B Common Stock of the Company (collectively, the “Company Stock”) owned by stockholders of the Company who did not vote in favor of the adoption of the Merger Agreement and properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware), each share of Company Stock outstanding immediately prior to the Effective Time will be automatically canceled and converted into the right to receive $26.00 in cash, without interest (the per share consideration, the “Per Share Consideration” and the aggregate consideration, the “Merger Consideration”).

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
A special vesting opportunity provides for accelerated vesting of 12.5% or 25% of the unvested awards effective immediately prior to the closing (depending on tenure). Each Company Award that is then outstanding and not vested will be converted into a cash award, which will remain subject to the same time-vesting terms and conditions that apply immediately prior to closing, will be paid out on the next payroll date following the applicable vesting date, so long as the applicable portion becomes vested prior to the holder’s termination of service, and will be subject to vesting, payment and other conditions that are no less favorable to the holder than those that applied to the corresponding award immediately prior to closing.

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

The obligation of the parties to consummate the Merger is subject to receipt of stockholder approval, the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), receipt of clearance under other regulatory approvals, clearance by the Committee on Foreign Investment in the United States and other customary conditions. On December 20, 2021 at 11:59 p.m., the waiting period under the HSR Act expired. On February 9, 2022, the Company’s stockholders approved the Merger at a special meeting of stockholders. On February 22, 2022, the Committee on Foreign Investment in the United States closed its review and cleared the transactions contemplated by the Merger Agreement. Pursuant to the terms of the Merger Agreement, the completion of the Merger remains subject to various customary conditions, including (1) the absence of an order, injunction or law prohibiting the Merger, (2) the receipt of antitrust approval in the European Union and Switzerland, (3) the accuracy of each party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (4) compliance in all material respects with each party’s obligations under the Merger Agreement, and (5) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement.

Upon completion of the transaction, McAfee common stock will no longer be listed on any public securities exchange.

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

Fiscal Calendar

We maintain a 52- or 53-week fiscal year that ends on the last Saturday in December. The year ended December 25, 2021 is a 52-week year starting on December 27, 2020 and ending on December 25, 2021. The year ending December 26, 2020 is a 52-week year starting on December 29, 2019 and ending on December 26, 2020. The year ended December 28, 2019 is a 52-week year starting on December 30, 2018 and ending on December 28, 2019.

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

The nature of our promise to the customer to provide our time-based software licenses and related support and maintenance is to stand ready to provide protection for a specified or indefinite period of time. Maintenance and support in these cases are typically not distinct performance obligations as the licenses are dependent upon regular threat updates to the customer. Instead the maintenance and support is combined with a software license to create a single performance obligation. We typically satisfy these performance obligations over time, as control is transferred to the customer as the services are provided.

Additional Revenue Recognition Considerations

Partner Royalty Revenues

Our original equipment manufacturer (“OEM”), mobile and internet service providers (“MISP”) and retail sales channels have revenues derived from sales- or usage-based royalties. Such revenue is excluded from any variable consideration and transaction price calculations and is recognized at the later of when the sale or usage occurs, or the performance obligation is satisfied or partially satisfied.

Consideration Payable to a Customer

We make various payments to our channel partners, which may include revenue share, product placement fees and marketing development funds. Costs that are incremental to revenue, such as revenue share, are capitalized and amortized over time as cost of sales (Note 5). Product placement fees and marketing development funds are expensed in sales and marketing expense as the related benefit is received and were $188 million, $187 million and $142 million for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

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

Contract fulfillment costs consist of software and related costs. These costs are incremental and recoverable and are capitalized and amortized on a systematic basis that is consistent with the pattern of transfer of the goods and services to which the asset relates.

Discontinued Operations

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

The nature of our promise to the customer to provide our SaaS offerings and related support and maintenance is to stand ready to provide protection for a specified or indefinite period of time. Maintenance and support in these cases are typically not distinct performance obligations as the licenses are dependent upon regular threat updates to the customer. Instead the maintenance and support is combined with a software license to create a single performance obligation. We typically satisfy these performance obligations over time, as control is transferred to the customer as the services are provided.

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

Contract Costs

Contract acquisition costs consist mainly of sales commissions and associated fringe benefits. We typically recognize the initial commissions that are not commensurate with renewal commissions over the longer of the customer relationship (generally estimated to be four to five years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions paid are generally amortized over the renewal period.

Contract fulfillment costs consist primarily of hardware and related costs. These costs are incremental and recoverable and are capitalized and amortized on a systematic basis that is consistent with the pattern of transfer of the goods and services to which the asset relates.

Advertising Expenses

Marketing programs that are facilitated through third parties not considered customers are expensed as incurred. Total advertising expenses for our continuing operations were $62 million, $39 million, and $19 million for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively, excluding amounts included in sales and marketing as discussed in the revenue recognition section above.

Accounts Receivable

We record accounts receivable at the invoiced amount and maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review accounts receivable to identify specific customers with known disputes or collectability issues. We recorded an allowance for credit losses of $3 million and $4 million as of December 25, 2021 and December 26, 2020, respectively.

Cash and Cash Equivalents

All highly liquid investments with original maturities of 95 days or less are considered cash equivalents.

Goodwill

Goodwill is recorded as the excess of consideration transferred over the acquisition-date fair values of assets acquired and liabilities assumed in a business combination. Historically, we have assigned goodwill to our reporting units based on the relative fair value expected at the time of the acquisition. Goodwill and intangible assets disposed as a result of the Enterprise Divestiture were included in assets of discontinued operations in our consolidated balance sheet as of December 26, 2020. We now have one reporting unit for goodwill (Note 10).

We perform an annual impairment assessment on the first day of the third month in the fourth quarter or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of our reporting unit’s goodwill. If the conclusion of an impairment assessment is that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the quantitative goodwill impairment test.

If the conclusion of an impairment assessment is that it is more likely than not that the fair value is less than its carrying value, we perform the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. Impairments, if any, are based on the excess of the carrying amount over the fair value.

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

Equity-based compensation cost is measured at the grant date based on the fair value of the award and recognized as expense over the appropriate service period. Determining the fair value of equity-based awards requires considerable judgment, including assumptions and estimates of the following:

•
fair value of the unit;
•
life of the award;
•
volatility of the unit price; and
•
dividend yield

Before our IPO, the fair value of the unit was determined by the Board reasonably and in good faith. Generally, this involved a review by an independent valuation of our business, which required judgmental inputs and assumptions such as our cash flow projections, peer company comparisons, market data, growth rates and discount rate. The Board reviewed its prior determination of fair value of a unit on a quarterly basis to decide whether any change was appropriate (including whether to obtain a new independent valuation), considering such factors as any significant financial, operational, or market changes affecting the business since the last valuation date. Due to us not having sufficient historical volatility, we used the historical volatilities of publicly traded companies which were similar to us in size, stage of life cycle and financial leverage. We continued to use this peer group of companies unless a situation arose within the group that would require evaluation of which publicly traded companies were included or once sufficient data was available to use our own historical volatility. In addition, for awards where vesting was dependent upon achieving certain operating performance goals, we estimated the likelihood of achieving the performance goals. For goals dependent upon a qualifying liquidity event, (i.e., a change of control or public offering registered on a Form S-1 (or successor form), in either case, occurring on or before April 3, 2024) (a “Qualifying Liquidity Event”), we would not recognize any expense until the event occurs. Upon consummation of our IPO, we recognized a cumulative catch-up of expense based on the vesting dates for our time-based awards and expected vesting dates for our performance-based awards. We recognize forfeitures as they occur. For awards with only time-vesting requirement, we recognize the expense over a straight-line basis during the vesting period.

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

Derivative and Hedging Instruments

The fair values of each of our derivative instruments are recorded as an asset or liability on a net basis at the balance sheet date within other current or long-term assets or liabilities. The change in fair value of our derivative instruments is recorded through earnings in the line item on the consolidated statements of operations to which the derivatives most closely relate, primarily in Interest expense. Changes in the fair value of the underlying assets and liabilities associated with the hedged risk are generally offset by the changes in the fair value of the related derivatives. We do not use derivative financial instruments for speculative trading purposes.

To reduce the interest rate risk inherent in variable rate debt, we entered into certain interest rate swap agreements to convert a portion of our variable rate borrowing into a fixed rate obligation (Note 15). These interest rate swap agreements fix the London Interbank Offered Rate (“LIBOR”) portion of the US dollar denominated variable rate borrowings. Accordingly, to the extent the cash flow hedge is effective, changes in the fair value of interest rate swaps will be included within Accumulated other comprehensive income (loss) in the consolidated balance sheets. Hedge accounting will be discontinued when the interest rate swap is no longer effective in offsetting cash flows attributable to the hedged risk, the interest rate swap expires or the cash flow hedge is dedesignated because it is no longer probable that the forecasted transaction will occur according to the original strategy. When hedge accounting is discontinued, any related amounts previously included in Accumulated other comprehensive income (loss) would be reclassified to Interest expense, within the consolidated statements of operations.

Leases

We adopted ASU No. 2016-02, Leases, and all related updates (collectively, “ASC Topic 842”), which primarily requires leases to be recognized on the balance sheet, using the modified retrospective approach with an effective date as of the beginning of our 2019 fiscal year, December 30, 2018.

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

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. For leases which commenced prior to our adoption of ASC Topic 842, we estimated our incremental borrowing rate as of adoption date based on our credit rating, current economic conditions, and collateralized borrowing.

Discontinued Operations

We review the presentation of planned business dispositions in the consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the consolidated statements of operations. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

NOTE 3: RECENT ACCOUNTING STANDARDS

Recently Adopted Account Standards

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

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies current guidance for convertible financial instruments. ASU 2020-06 also amends derivatives guidance for certain contracts in an entity’s own equity. Finally, ASU 2020-06 amends earnings per share guidance related to convertible instruments. ASU 2020-06 is effective for us in the first quarter of fiscal year 2022. We do not expect the adoption of ASU 2020-06 to have a material effect on our consolidated financial statements.

NOTE 4: DISCONTINUED OPERATIONS

Divestiture of Enterprise Business

On March 6, 2021, we entered into a definitive agreement with a consortium led by STG, pursuant to which STG agreed to purchase our Enterprise Business for an all-cash purchase price of $4.0 billion, which closed on July 27, 2021.

The following table presents the gain associated with the sale, presented in the results of our discontinued operations below:

(in millions)
Gross purchase price	$4,000
Net assets sold	(1,289)
Transaction costs	(83)
Pre-tax gain on divestiture of Enterprise Business	2,628
Income tax expense on gain on divestiture of Enterprise Business	(386)
Total gain on divestiture of Enterprise Business	$2,242

The carrying value of the net assets sold are as follows:

(in millions)
Accounts receivable, net	$155
Deferred costs	95
Other current assets	16
Property and equipment, net	56
Intangible assets, net	881
Goodwill	1,413
Other long-term assets	158
Accounts payable and other current liabilities	(57)
Accrued compensation and benefits	(20)
Accrued marketing	(9)
Deferred revenue	(1,345)
Other long-term liabilities	(54)
Total net assets sold	$1,289

Transition Services Agreement And Commercial Services Agreement

In connection with the divestiture of the Enterprise Business, we entered into a Transition Service Agreement (“TSA”) under which we will provide assistance to the Enterprise Business subsequent to the divestiture including, but not limited to, business support services and information technology services. Income for the transition services was $18 million for the year ended December 25, 2021 and was recorded as part of Other income (expense), net in our consolidated statements of operations. We also received $13 million under the commercial services agreement of which $5 million was earned as revenue for the year ended December 25, 2021. The revenue is recorded within Net revenue on the consolidated statements of operations and the remaining $8 million is recorded within Deferred revenue on the consolidated balance sheet.

Our Receivable from and Payable to Enterprise Business consisted of the following:

(in millions)	December 25, 2021
Receivable from Enterprise Business
Proceeds receivable	$13
TSA receivables and misdirected payments	35
Total	$48
Payable to Enterprise Business
Transaction costs	27
Misdirected payments	18
Total	$45

Discontinued Operations

The following table presents the aggregate amounts of the classes of assets and liabilities of the Enterprise Business classified as discontinued operations:

(in millions)	December 26, 2020
Assets:
Accounts receivable, net	$290
Deferred costs	96
Other current assets	16
Total current assets of discontinued operations	402
Property and equipment, net	51
Intangible assets, net	915
Goodwill	1,413
Deferred tax assets	43
Other long-term assets	156
Total assets of discontinued operations	$2,980
Liabilities:
Accounts payable and other current liabilities	$56
Accrued compensation and benefits	18
Accrued marketing	6
Deferred revenue	892
Total current liabilities of discontinued operations	972
Deferred tax liabilities	7
Other long-term liabilities	49
Deferred revenue, less current portion	604
Total liabilities of discontinued operations	$1,632

The following table presents information regarding certain components of income (loss) from discontinued operations, net of taxes:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Net revenue	$781	$1,348	$1,332
Operating income (loss)	99	(54)	3
Pre-tax gain on divestiture of Enterprise Business	2,628	—	—
Income (loss) before income taxes	2,722	(54)	2
Income tax expense(1)	281	25	49
Income (loss) from discontinued operations, net of taxes	2,441	(79)	(47)

(1)
Income tax expense for the year ended December 25, 2021 includes $386 million of income tax expense on gain on divestiture of Enterprise Business. The remaining $105 million of tax benefits is primarily attributable to the change in our investment in FTW as it is recognized as result of the divestiture of Enterprise Business.

In July 2021, two amendments to the definitive agreement with a consortium led by STG for the purchase of the Enterprise Business were executed. The amendments modified certain provisions for assets and liabilities to be transferred as well as the timing and procedures for transfer of certain assets and employees in foreign jurisdictions in connection with the sale, and clarifying requirements for maintenance of such assets prior to transfer. The amendments also include certain other modifications or clarifications of the purchase agreement. As a result of the amendments, our results of operations for the years ended December 26, 2020 and December 28, 2019 and our December 26, 2020 consolidated balance sheet reflect changes in the assets and liabilities that were determined to be part of discontinued operations as reported in our previously filed Form 8-K, Item 8 for the year ended December 26, 2020. These changes resulted in increases of $8 million and $6 million to loss from discontinued operations, net of tax, for the years ended December 26, 2020 and December 28, 2019, respectively, and total assets from discontinued operations increased $18 million as of December 26, 2020, as compared to the amounts reported in our previously filed Form 8-K, Item 8 for the year ended December 26, 2020. These changes are reflected in the information presented above and all relevant disclosures. See Note 20 for revised selected quarterly financial data.

In connection with the sale of the Enterprise Business, we have incurred costs up to the date of the sale consisting primarily of consulting fees, legal fees, and other costs to facilitate the separation of the Enterprise Business, including incremental costs associated with data disentanglement and acceleration of data migration to the cloud. During the year ended December 25, 2021, we recorded $77 million for these costs. These costs are recorded within Income from discontinued operations, net of taxes, on the consolidated statements of operations.

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Depreciation and amortization	$43	$217	$257
Equity-based compensation expense	31	200	20
Deferred taxes (benefit)	30	(8)	11
Additions to property and equipment	4	7	15

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS

Deferred Revenue

During the year ended December 25, 2021, we recognized $814 million in revenue from our beginning deferred revenue balance.

During the year ended December 27, 2020, we recognized $712 million in revenue from our beginning deferred revenue balance.

During the year ended December 28, 2019, we recognized $628 million in revenue from our beginning deferred revenue balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 25, 2021, we have $1,077 million estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 91% as revenue in the next 12 months and 9% in the next 13 to 36 months.

Contract Costs

The following tables summarize the various contract costs capitalized on our consolidated financial statements:

(in millions)	December 25, 2021	December 26, 2020
Capitalized acquisition costs within:
Deferred costs	$188	$135
Other long-term assets	43	18
Total capitalized acquisition costs	$231	$153
Capitalized fulfillment costs within:
Deferred costs	$1	$2
Other long-term assets	1	—
Total capitalized fulfillment costs	$2	$2

The following tables summarize the amortization of contract acquisitions and fulfillment costs on our consolidated financial statements:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Amortization of capitalized acquisition costs:
Net revenue	$15	$17	$23
Cost of sales	231	193	154
Sales and marketing	6	7	7
Total amortization of capitalized acquisition costs from continuing operations	252	217	184
Discontinued operations	56	82	74
Total amortization of capitalized acquisition costs	$308	$299	$258

Amortization of capitalized fulfillment costs:
Cost of sales	$2	$3	$5
Discontinued operations	7	10	7
Total amortization of capitalized fulfillment costs	$9	$13	$12

There were no impairment losses in relation to capitalized acquisition or fulfillments costs for the years ended December 26, 2021, December 26, 2020 and December 28, 2019.

Net Revenue by Geographic Region

Net revenue by geographic region based on the sell-to address of the end-users is as follows:

	Year Ended
(in millions except percentages)	December 25, 2021	% of Total	December 26, 2020	% of Total	December 28, 2019	% of Total
Americas	$1,281	66.7%	$1,027	65.9%	$822	63.1%
EMEA	441	23.0%	365	23.4%	333	25.6%
APJ	198	10.3%	166	10.7%	148	11.4%
Total net revenue	$1,920	100.0%	$1,558	100.0%	$1,303	100.0%

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

Net revenue by channel of the end-users is as follows:

	Year Ended
(in millions except percentages)	December 25, 2021	% of Total	December 26, 2020	% of Total	December 28, 2019	% of Total
Direct to Consumer	$1,397	72.8%	$1,195	76.7%	$1,046	80.3%
Indirect	523	27.2%	363	23.3%	257	19.7%
Total net revenue	$1,920	100.0%	$1,558	100.0%	$1,303	100.0%

NOTE 6: LEASES

As of December 25, 2021, we have operating leases for corporate offices and data centers and no significant finance leases. Information related to operating leases, including leases associated with our discontinued operations, was as follows:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities	$26	$38	$38
Right-of-use assets obtained in exchange for lease obligations	22	24	48

Lease expense from continuing operations	$10	$14	$20
Lease expense from discontinued operations	8	23	26
Total lease expense	$18	$37	$46

Balance sheet information related to leases, excluding leases associated with our discontinued operations, was as follows:

(in millions)	December 25, 2021	December 26, 2020
Other long-term assets	$26	$33
Accounts payable and other current liabilities	$6	$8
Other long-term liabilities	33	38
Total lease liabilities	$39	$46
Weighted Average Remaining Lease Term (in years)	8	8
Weighted Average Discount Rate (percentage)	6.0%	6.3%

Maturities of lease liabilities were as follows:

(in millions)	December 25, 2021
2022	$8
2023	7
2024	5
2025	5
2026	5
Thereafter	21
Total lease payments	51
Less imputed interest	(12)
Total lease liabilities	$39

NOTE 7: TRANSACTIONS WITH MEMBERS, SHAREHOLDERS AND RELATED PARTIES

Total tax and excess cash distributions to its members declared by FTW were as follows:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
FTW members excluding McAfee Corp.	$1,878	$300	$1,338
McAfee Corp.	1,163	14	—
Total tax and excess cash distributions declared	$3,041	$314	$1,338

McAfee Corp. used a portion of its share of the cash distributions declared by FTW to declare or pay the dividends noted in the table below. Remaining distributions received by McAfee Corp. were used for corporate taxes and general corporate purposes. Pursuant to the terms of the Merger Agreement, the Company has agreed to suspend its dividend program during the term of the Merger Agreement.

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

At the time of the IPO in 2020, McAfee Corp. made a one-time payment of $13 million to members that exchanged their FTW LLC Units for Class A common shares in McAfee Corp. The payment was reflected as a reduction to Additional paid-in capital on the consolidated balance sheet as of December 26, 2020.

We had these additional transactions, inclusive of discontinued operations, with TPG, Intel or other Continuing LLC Owners and companies owned or partially owned by those parties that therefore qualify as related parties. The transactions within the table below include sales of our products and purchases of various goods or services and also include a payment of $22 million to certain affiliates of TPG, Thoma Bravo and Intel upon the termination of the Services Agreement subsequent to the IPO.

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Sales with related parties:
Intel	$—	$1	$10
TPG	—	1	—
TPG affiliates	$1	$2	$4
Other	—	2	2
Total	$1	$6	$16
Payments to related parties:
Intel	$1	$15	$6
TPG	1	17	6
TPG affiliates	21	30	29
Other	16	16	21
Total	$39	$78	$62

Revenue from the sales transactions are recognized in accordance with our revenue recognition policy.

Our receivable from Intel, net consisted of the following:

(in millions)	December 25, 2021	December 26, 2020
Intel receivable(1)
Tax indemnity	$9	$8
Total	9	8
Intel payable(1)
Tax indemnity	(2)	(2)
Total	(2)	(2)
Total, net(2)	$7	$6
(1)
We have the contractual right of offset of our receivables and payables with Intel.
(2)
As of December 25, 2021, $5 million and $2 million are recorded in Other current assets and Other long-term assets, respectively, on the condensed consolidated balance sheet. As of December 26, 2020, $3 million and $3 million are recorded in Other current assets and Other long-term assets, respectively, on the consolidated balance sheet.

NOTE 8: OPERATING SEGMENTS

Historically, we had two operating segments, which also represented our reportable segments and reporting units. The Consumer segment focused on providing security solutions for consumers. The Enterprise segment focused on providing security solutions for large enterprise, governments, small and medium-sized businesses. On March 6, 2021, we entered into a definitive agreement to sell certain assets together with certain liabilities of our Enterprise Business to STG, representing substantially all of our Enterprise segment. The divestiture of the Enterprise Business, which was completed on July 27, 2021, allowed us to shift our operational focus to our Consumer business and represented a strategic shift in our operations. Therefore, the results of our Enterprise Business were classified as discontinued operations in our consolidated statements of operations and thus excluded from both continuing operations and segment results for all periods presented. Accordingly, we now have one reportable segment with the change reflected in all periods presented.

Revenue by country based on the sell-to address of the end-users is as follows:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
U.S.	$1,175	$943	$739
United Kingdom	173	141	132
Other(1)	572	474	432
Total net revenue	$1,920	$1,558	$1,303

(1) No other individual country accounted for more than 10% of net revenue.

Customer Information

In the years ended December 25, 2021, December 26, 2020, and December 28, 2019, our largest customer accounted for 16%, 13%, and 13%, respectively, of our net revenue. As of December 25, 2021 and December 26, 2020, our largest customer accounted for 43% and 47%, respectively, and a second largest customer accounted for 15% and 2%, respectively, of our Accounts receivable, net.

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

In connection with divestiture of the Enterprise Business, a portion of our Restructuring and transition charges were classified to discontinued operations for all periods presented. Restructuring and transition charges are as follows:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Employee severance and benefits	$10	$2	$5
Transition charges	60	—	1
Restructuring and transition charges attributable to continuing operations	70	2	6

Employee severance and benefits	25	23	15
Facility restructuring	1	—	1
Restructuring charges attributable to discontinued operations	26	23	16
Total restructuring and transition charges	$96	$25	$22

In January 2019, we announced the “Transformation 2019” initiative, in which we realigned our staffing across various departments. As part of the initiative, we recognized employee severance and benefits and facility restructuring costs of $6 million in Restructuring and transition charges and $16 million in Income (loss) from discontinued operations within the consolidated statement of operations for the year ended December 28, 2019. Transformation 2019 initiative has been completed.

In January 2020, we commenced the 2020 transformation initiative, in which we realigned our staffing across various departments. As part of the initiative, we incurred employee severance and benefits costs of $1 million in Restructuring and transition charges and $8 million in Income (loss) from discontinued operations within the consolidated statement of operations for the year ended December 26, 2020. The 2020 transformation initiative has been completed.

In December 2020, we initiated a workforce reduction and other restructuring activities designed to continue to improve operating margins in connection with the reorientation of our Enterprise Business and realignment of staffing in other departments, which was announced in February 2021 following the notification of affected employees. These activities have been substantially completed. As part of the initiative, in December 2020 we recognized employee severance and benefits costs of $1 million in Restructuring and transition charges and $15 million in Income (loss) from discontinued operations within the consolidated statement of operations.

During the year ended December 25, 2021, we recognized $10 million of employee severance and benefits in Restructuring and transition charges within the consolidated statement of operations. Also during the year ended December 25, 2021, we recognized $26 million of employee severance and benefits and facility restructuring charges in Income (loss) from discontinued operations, net of taxes within the consolidated statement of operations. These charges consist primarily of one-time termination benefits to the impacted employees, including severance payments and healthcare and other accrued benefits. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

The balance of our restructuring activities are as follows:

(in millions)	Total
Employee severance and benefits
As of December 26, 2020	$16
Additional accruals, inclusive of expenses attributed to discontinued operations	35
Cash payments	(48)
As of December 25, 2021	$3

NOTE 10: GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets disposed of as a result of the Enterprise Divestiture were included in assets of discontinued operations in our consolidated balance sheet as of December 26, 2020, and accordingly, are excluded from the tables below.

Goodwill and Indefinite-lived Intangibles

During the fourth quarter of each year, we perform our annual impairment assessment. No impairment loss for goodwill or intangibles was recorded during the years ended December 25, 2021, December 26, 2020 or December 18, 2019.

Intangible Assets, Net

	December 25, 2021			December 26, 2020
(in millions)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships and other	$758	$(632)	$126	$758	$(556)	$202
Acquired and developed technology	517	(495)	22	517	(401)	116
Total intangible assets subject to amortization	1,275	(1,127)	148	1,275	(957)	318
Intangible assets not subject to amortization:
Brand	411	—	411	411	—	411
Total intangible assets not subject to amortization	411	—	411	411	—	411
Total intangible assets	$1,686	$(1,127)	$559	$1,686	$(957)	$729

Amortization expense for purchased and developed intangible assets is as follows:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019	Statements of Operations Classification
Customer relationships and other	$76	$143	$146	Amortization of intangibles
Acquired and developed technology	94	108	107	Cost of sales
Total	$170	$251	$253

Based on identified intangible assets that are subject to amortization as of December 25, 2021, we expect future amortization expense to be as follows:

(in millions)	Total
2022	$76
2023	28
2024	20
2025	19
2026	5
Total	$148

NOTE 11: PROPERTY AND EQUIPMENT

Property and equipment assets disposed of as a result of the Enterprise Divestiture were included in assets of discontinued operations in our consolidated balance sheet as of December 26, 2020, and accordingly, are excluded from the table below.

Property and equipment, net was as follows:

(in millions)	December 25, 2021	December 26, 2020
Land, buildings and leasehold improvements	$21	$63
Computer equipment, software and other	126	108
Construction in progress	—	17
Total property and equipment	147	188
Less: accumulated depreciation	(96)	(90)
Total property and equipment, net	$51	$98

We computed depreciation using the straight-line method over the estimated useful life of 10-25 years for buildings and leasehold improvements and 2-5 years for computer equipment, software and other. For the years ended December 25, 2021, December 26, 2020, and December 28, 2019, our depreciation expense was $23 million, $23 million and $26 million, respectively.

Sale of Plano Facility

On September 13, 2021, we entered into a Purchase and Sale Agreement with Capital Commercial Investments, Inc. pursuant to which the Company sold its property (land and office building with approximately 170,000 square feet of space) and certain property and equipment located in Plano, Texas, for a purchase price of $31 million, net of costs to sell. Pursuant to the terms of the Agreement, upon closing the Company entered into a lease agreement for a limited portion of the facility to use for transitional purposes through April 30, 2022. The sale was closed in November 2021.

NOTE 12: EMPLOYEE INCENTIVE / BENEFIT PLANS

Equity-Based Compensation

Equity-based compensation costs recognized in our consolidated statements of operations were:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Cost of sales	$3	$5	$—
Sales and marketing	19	23	1
Research and development	20	40	1
General and administrative	29	45	3
Total equity-based compensation expense from continuing operations	71	113	5
Discontinued operations	31	200	20
Total equity-based compensation expense	$102	$313	$25

During 2021, the tax benefit that we realized for the tax deduction from equity-based awards totaled $2 million for our continuing operations and $7 million for our discontinued operations.

During 2020, the tax benefit that we realized for the tax deduction from equity-based awards totaled $1 million for our continuing operations and $4 million for our discontinued operations.

The following information related to our equity-based awards includes awards associated with both our continuing and discontinued operations.

Class A Share Awards

RSU activity was as follows:

	Number of Units (in millions)	Weighted Average Grant-Date Fair Value
Balance as of December 26, 2020	23.5	$16.65
Grants	8.1	22.41
Dividend adjustments	2.1	—
Vested	(10.2)	19.34
Forfeited	(10.8)	17.76
Balance as of December 25, 2021	12.7	$16.10

As of December 25, 2021, our unrecognized compensation costs related to the RSU grants was $155 million with a remaining weighted-average service period of 3 years.

PSU

PSU activity was as follows:

	Number of Units (in millions)	Weighted Average Grant-Date Fair Value
Balance as of December 26, 2020	0.3	$14.30
Grants	0.6	25.69
Additional units for over attainment	0.1	14.40
Forfeited	(0.4)	17.84
Balance as of December 25, 2021	0.6	$20.83

As of December 25, 2021, our remaining unrecognized compensation costs related to the PSU grants was $13 million with a remaining weighted-average service period of 2 years. Additionally, we had 0.8 million PSUs authorized and approved for granting related to performance metrics not yet determined relating to our 2022 and 2023 fiscal year.

Stock Options

Stock options activity was as follows:

	Time-based		Performance-based
	Number of Units (in millions)	Weighted Average Grant-Date Fair Value	Number of Units (in millions)	Weighted Average Grant-Date Fair Value
Balance of unvested options as of December 26, 2020	1.3	$7.29	0.6	$7.84
Vested	(0.4)	5.93	(0.3)	6.58
Forfeited	(0.6)	6.97	(0.2)	7.84
Balance of unvested options as of December 25, 2021	0.3	$5.77	0.1	$7.84
Exercisable options as of December 25, 2021	0.3
Weighted average strike price	$15.24

As of December 25, 2021, our remaining unrecognized compensation costs related to the stock options grants was $1 million with a remaining weighted-average service period of 2 years.

The weighted average estimated value of the stock options granted was valued using the Black-Scholes model with the following inputs:

	Year Ended
	December 25, 2021	December 26, 2020
Estimated values	$26.28	$15.48 - $20.00
Expected life (in years)	0.25	5.02 - 10.00
Risk-free interest rate	0.05%	0.37% - 0.83%
Dividend yield	1.75%	1.50% - 2.25%
Volatility	40.00%	40.00% - 40.00%

Management Incentive and Equity Participation Unit Awards

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

Management Incentive Units

MIU activity was as follows:

	Time-based		Performance-based
	Number of Units (in millions)	Weighted Average Grant-Date Fair Value	Number of Units (in millions)	Weighted Average Grant-Date Fair Value
Balance as of December 26, 2020	6.7	$3.47	2.7	$1.41
Vested	(1.8)	3.45	(0.6)	9.63
Forfeited	(2.8)	2.67	(1.5)	1.68
Balance as of December 25, 2021	2.1	$4.46	0.6	$1.17

As of December 25, 2021, unrecognized compensation costs of the MIUs were $9 million with a remaining weighted average service period of 2 years. We expect all MIUs to accelerate upon closing of the Merger.

The weighted average estimated value of the time-based portion of MIUs granted was valued using the Black-Scholes model with the following inputs:

	Year Ended
	December 26, 2020	December 28, 2019
Estimated values	$8.64 - $14.32	$8.64
Expected life (in years)	2.82 - 3.10	3.17 - 3.22
Risk-free interest rate	0.18% - 1.34%	1.43% - 1.67%
Dividend yield	0.0%	0.0%
Volatility	35.00% - 40.97%	35.91% - 36.37%

During February 2020, we modified the terms of certain MIU grants to provide for vesting subject to the satisfaction of certain conditions, which resulted in the recognition of $12 million in incremental compensation expense for the modified awards at their modification date.

Deferred Cash and Equity

In connection with our acquisitions in prior periods, we made deferred cash payments over the service period completed by certain employees and issued equity to certain employees subjected to service condition. Deferred cash and equity are recognized as compensation cost.

As of December 25, 2021, our outstanding deferred cash and equity, as it relates to all acquisitions, including acquisitions related to our discontinued operations, are as follows:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Beginning outstanding deferred cash and equity balance	$13	$20	$13
Accruals	6	12	35
Restricted Class A Unit Vesting	—	(3)	(12)
Cash payment	(15)	(16)	(16)
Ending outstanding deferred cash and equity balance	$4	$13	$20

As of December 25, 2021, we have no unrecognized expense relating to deferred cash. Deferred cash is recorded within Accrued compensation and benefits on the consolidated balance sheet.

Defined Contribution Plans

We provide tax-qualified retirement contribution plans in the United States for the benefit of all full-time employees. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. Additionally, our operations in certain countries require we make payments to defined contribution plans for the benefit of our employees. Under the United States’ 401(k) and the foreign countries’ various defined contribution plans, we expensed $9 million, $8 million and $10 million for continuing operations during the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

Defined Benefit Plans

In certain jurisdictions outside the United States, we are required to provide a defined benefit obligation and certain post-retirement benefits. As of December 25, 2021 and December 26, 2020, our net benefit obligation for continuing operations of $5 million and $5 million, respectively, is included within Accrued compensation and benefits and Other long-term liabilities on the consolidated balance sheets.

NOTE 13: DEBT

Our long-term debt balance consisted of the following:

(in millions)	December 25, 2021	December 26, 2020
Long-term debt, net:
1st Lien USD Term Loan(1)	$2,349	$2,701
1st Lien Euro Term Loan(2)	562	1,298
Long-term debt, net of unamortized discounts	2,911	3,999
Unamortized deferred financing costs	(6)	(12)
Current installments of long-term debt	(43)	(44)
Total	$2,862	$3,943

(1) During the year ended December 25, 2021, the weighted average interest rate was 3.9%

(2) During the year ended December 25, 2021, the weighted average interest rate was 3.5%

As of December 25, 2021, the material terms of our outstanding debt was as follows:

Debt	Issue Date	Issue Principal	Interest Rate	Interest Payment Frequency	Maturity Date
1st Lien	June 2019	$3,087	375 pts above LIBOR	Monthly	September 2024
1st Lien	June 2019	€1,092	350 pts above EURIBOR	Quarterly	September 2024

Additions to and Modifications of Debt

In June, 2019, McAfee, LLC entered into an agreement to increase our term loans under the 1st Lien credit facility. We increased our 1st Lien USD Term Loan by $300 million and our 1st Lien Euro Term Loan by €355 million, issued at a discount to par at a price of 99.24% and 99.50%, respectively and recognized issuance costs of $6 million. The discount and issuance costs are being amortized over the life of the respective term loans into Interest expense in the consolidated statements of operations. Additionally, on June 13, 2019, we modified certain material terms of our 1st Lien and 2nd Lien credit facilities, including, but not limited to, refreshing certain baskets and permitting a distribution to our owners with the proceeds of the increase of our term loans under the 1st Lien credit facility. As a result, we capitalized consent fees of $12 million within Long-term debt, net on the consolidated balance sheets.

Subsequent to the IPO of McAfee Corp. in October 2020, we repaid all outstanding principal obligations with respect to our 2nd Lien Term loan of $525 million and paid $4 million of related accrued interest. We also recognized a loss on extinguishment for the remaining unamortized discount and unamortized deferred financing costs related to our 2nd Lien Term loan totaling $14 million in October 2020 in Interest expense on the consolidated statement of operations.

On December 24, 2020, we prepaid $300 million of the outstanding 1st Lien USD Term Loan under the 1st Lien Credit Facilities and recognized a loss on extinguishment of $4 million for unamortized discount and unamortized deferred financing costs in Interest expense on the consolidated statement of operations.

In August 2021, we used a portion of the proceeds of the divestiture of the Enterprise Business (Note 4) to prepay $332 million of 1st Lien USD Term Loan and €563 million of 1st Lien Euro Term Loan. In connection with this prepayment, we incurred a loss on extinguishment of debt of $10 million related to recognition of unamortized discount and deferred financing costs recorded in Interest expense on the consolidated statement of operations.

As of December 25, 2021, our debt repayment obligations for the five succeeding fiscal years and thereafter are as follows:

(in millions)
2022	$43
2023	44
2024	2,848
2025	—
2026	—
Thereafter	—
Total debt repayment obligations	$2,935

Revolving Credit Facility

In March 2020, we borrowed $300 million under our Revolving Credit Facility. The funds were borrowed for general corporate purposes due to seasonality in cash flow generation and as a precautionary measure in response to general market conditions. In June 2020, we repaid the Revolving Credit Facility in full and had no outstanding balance on the Revolving Credit Facility as of December 25, 2021 and December 26, 2020. The weighted average interest rate for borrowings outstanding was 4.3% during the time period preceding full repayment in the fiscal year ended December 26, 2020.

In October 2020, McAfee, LLC entered into an agreement to extend the maturity date of, and increased the amount available to us under, the Revolving Credit Facility. As a result of this agreement, the Revolving Credit Facility consists of a $164 million tranche that will mature on September 29, 2022 and a $500 million tranche that will mature on September 29, 2024.

As of December 25, 2021 and December 26, 2020, we had a letter of credit of $4 million issued against the Revolving Credit Facility and $660 million of undrawn capacity under the Revolving Credit Facility. The commitment fee on the unused portion was 0.25% as of December 25, 2021.

Debt Covenants and Restrictions

Our credit facilities contain customary covenants, including a springing financial maintenance covenant under our revolving credit facility, events of default and change of control provisions. In the event we have outstanding loans and letters of credit under the revolving credit facility of more than $175 million at our reporting date (other than cash collateralized letters of credit and up to $30 million of undrawn letters of credit), we are required to maintain a 1st Lien Net Leverage Ratio less than or equal to 6.30 or be placed in default of our revolving credit facility.

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

Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. We are not in default of any of our debt obligations as of December 25, 2021 and have not been required to make any additional payments above the 0.25% per quarter amortization.

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

The income (loss) from continuing operations before income taxes expense includes the following components:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
U.S.	$(2)	$(230)	$(193)
Non-U.S.	89	25	42
Income (loss) before income taxes	$87	$(205)	$(151)

The provision for income tax expense (benefit) from continuing operations consists of the following:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Current:
Federal	$2	$—	$—
State	8	2	—
Non-U.S.	33	7	31
Total current	43	9	31
Deferred:
Federal	(178)	1	1
State	(26)	—	2
Non-U.S.	1	(5)	4
Total deferred	(203)	(4)	7
Provision for income tax expense (benefit)	$(160)	$5	$38

The difference between the tax provision and the tax provision computed at the U.S. federal statutory income tax rate for each period was as follows:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Income taxes computed at the U.S. federal statutory rate	$18	$(45)	$(33)
Non-U.S. income taxed at different rates	8	4	8
Withholding taxes	5	6	6
State tax expense	(18)	2	2
Partnership earnings flow through to partners	—	22	45
Redeemable noncontrolling interest	(39)	17	—
Valuation allowances	(188)	24	—
Foreign tax credits	(14)	(2)	—
Uncertain tax positions	—	(11)	9
Investment in partnerships	6	(11)	—
Tax receivable agreement	64	—	—
Other	(2)	(1)	1
Provision for income tax expense (benefit)	$(160)	$5	$38

A portion of provision for income taxes has been indemnified by Intel (Note 7).

The components of the deferred tax assets and liabilities are as follows:

(in millions)	December 25, 2021	December 26, 2020
Deferred tax assets:
Accrued compensation and other benefits	$—	$2
Deferred revenue	29	24
Share-based compensation	2	3
Net operating losses	33	74
Credits	10	51
Intangibles	261	151
Interest expense carryforward	—	5
Investment in partnership	136	—
Other	5	—
Total deferred tax assets	476	310
Deferred tax liabilities:
Unremitted earnings of non-US subsidiaries	(7)	(1)
Investment in partnership	—	(78)
Total deferred tax liabilities	(7)	(79)
Valuation allowance	(19)	(212)
Net deferred tax assets (liabilities)	$450	$19
Reported as:
Deferred tax assets	$460	$24
Deferred tax liabilities	(10)	(5)
Net deferred tax assets (liabilities)	$450	$19

As of December 25, 2021, our deferred tax assets were primarily comprised of intangibles acquired in connection with reorganization transaction including basis adjustments created upon partner exchanges, investment in partnership, net operating losses, and amounts related to deferred revenue. As of December 26, 2020, our deferred tax assets were primarily comprised of intangibles acquired in connection with the reorganization transactions, net operating losses, credits and amounts related to deferred revenue.

As of December 25, 2021, our deferred tax liabilities were primarily comprised of unremitted earnings of Non-U.S. subsidiaries. As of December 26, 2020, our deferred tax liabilities were primarily comprised of outside basis differences due to the Reorganization Transactions and prior acquisitions.

As of December 25, 2021, we had federal, state, and non-U.S. net operating loss carryforwards of $3 million, $94 million, and $95 million, respectively, available to reduce future taxable income. The non-U.S. net operating loss carryforwards expire at various dates through 2032. The federal and U.S. state net operating loss carryforwards expire at various dates through 2033. The net operating loss carryforwards and credits in the U.S. relate to the Reorganization Transactions and, as a result, are limited in the amount that can be recognized in any one year.

As of December 25, 2021, we are not permanently reinvested; therefore, we have recognized deferred taxes for all of our undistributed earnings of certain foreign subsidiaries.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On July 27, 2021, we completed the divestiture of the Enterprise Business (Note 4). As a result of the divestiture, we expect to utilize certain deferred tax assets from the domestic portion of the gain on the sale. In addition to objectively verifiable evidence, we have considered subjective evidence, such as our projections for future growth, in evaluating if the realizability of the net deferred tax assets has met the more likely than not recognition criteria. We have concluded that a full valuation allowance against the net deferred tax assets of our domestic entities will no longer be required. During the year ended December 25, 2021, we have released $211 million of the $212 million of valuation allowance that existed as of December 26, 2020. The valuation allowance of $19 million as of December 25, 2021 relates to foreign capital losses and state net operating loss carryforwards primarily generated in the current year that we have determined are not more likely than not going to be utilized. In addition, we recognized a deferred tax asset of $223 million with a corresponding charge to when FTW LLC Units are exchanged for shares of Class A common stock (the “Exchanges”) in fiscal 2021.

Changes to our deferred tax assets consisted of the following:

		Offset To
(in millions)	Deferred Tax Asset	Additional Paid-in Capital	Provision for Income Tax (Expense) Benefits	Income from Discontinued Operations
Release of valuation allowance on deferred tax assets	$211	$—	$211	$—
Exchanges and tax attributes in Fiscal 2021	223	223	—	—

A reconciliation of the aggregate changes in the balance of gross unrecognized tax benefits was as follows:

	Year Ended
(in millions)	December 25, 2021	December 26, 2020	December 28, 2019
Beginning gross unrecognized tax benefits	$17	$27	$12
Settlements with taxing authorities	(2)	—	—
Increases in tax positions for prior years	5	—	—
Decreases in tax positions for prior years	(7)	(14)	—
Increases in tax positions for current year	2	4	15
Ending gross unrecognized tax benefits	$15	$17	$27

We recognize interest and penalties related to unrecognized tax benefits within the Provision for income tax expense on the consolidated statements of operations.

We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and may not accurately anticipate actual outcomes. Tax position recognition is a matter of judgment based on the individual facts and circumstances of our position evaluated in light of all available evidence. As of December 25, 2021 and December 26, 2020, we had uncertain tax positions of $14 million and $16 million, including interest and penalties, respectively, recorded within Deferred tax assets, Other long-term assets, and Other long-term liabilities on the consolidated balance sheets. In the next 12 months, it is reasonably possible to have an audit closure or statue expirations in one of our foreign jurisdictions. We do not believe the amount to have a significant impact to our consolidated financial statements. A portion of uncertain taxes positions has been indemnified by Intel (Note 7).

We are subject to examination by taxing authorities for income taxes in many of the domestic and foreign jurisdictions in which we operate. As of December 25, 2021, we are no longer subject to U.S. federal income tax audits for years prior to 2018, state and local income tax audits prior to 2015 and foreign taxing authorities prior to 2004. We are unable to make a reasonably reliable estimate as to when or if settlements with taxing authorities may occur. However, we do not anticipate that the resolution of these tax matters or any events related thereto will have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

In October 2020, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits recognized resulting from our future taxable income, as a result of: (i) all or a portion of the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in the Corporation’s allocable share of existing tax basis in the assets of FTW (and its subsidiaries) and tax basis adjustments in the assets of FTW (and its subsidiaries) as a result of sales or exchanges of LLC Units after the IPO, (iii) certain tax attributes of the corporations acquired by McAfee Corp. in connection with the Reorganization Transactions (including their allocable share of existing tax basis in the assets of FTW (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation generally will retain the benefit of the remaining 15% of the applicable tax savings. The payment obligations under the tax receivable agreement are obligations of the Corporation. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Corporation each year, as well as the tax rate then applicable. The determination of the TRA liability involves the interpretation and application of complex tax laws and regulations. The key inputs utilized in determining the TRA liability include the partnership tax basis, net operating losses (“NOLs”), and foreign tax credits.

As the net deferred tax assets have been recognized as of the date of divestiture of the Enterprise Business, the full liability under the TRA also became probable as of that date. During the year ended December 25, 2021, TRA liability increases of $121 million resulting from post divestiture Exchanges were recorded to Additional paid-in capital on the consolidated balance sheet. TRA liability increases of $313 million resulting from pre-divestiture Exchanges and TRA liability decreases of $6 million resulting from unutilized tax attributes were recorded within Other income (expense), net. TRA liability increases of $4 million resulting from divestiture related events were recorded within Income from discontinued operations on the consolidated statement of operations.

As of December 25, 2021, we have TRA liabilities of $2 million and $432 million recorded in the consolidated balance sheet within Accounts payable and other accrued liabilities and Tax receivable agreement liability, less current portion, respectively.

	TRA Liability		Offset To
(in millions)	Current Portion	Noncurrent Portion	Additional Paid-in Capital	Other Income (Expense), Net	Income from Discontinued Operations
As of December 26, 2020	$2	$—
Exchanges and tax attributes that existed prior to divestiture	—	317	$—	$(313)	$(4)
Exchanges and tax attributes that existed on or after divestiture	—	115	(121)	6	—
As of December 25, 2021	$2	$432	$(121)	$(307)	$(4)

See Note 1 for further information on changes to the TRA upon completion of the Merger.

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

The fair value of our financial instruments are as follows:

(in millions)	Level 1	Level 2	Level 3
As of December 25, 2021
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 13)	$—	$(2,934)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(46)	$—
As of December 26, 2020
Financial instruments not carried at fair value:
Long-term debt, gross of discounts and deferred issuance costs (Note 13)	$—	$(4,033)	$—
Financial instruments carried at fair value:
Interest rate swaps	$—	$(119)	$—

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

Interest Rate Swaps

We have multiple interest rate swaps in order to fix the LIBOR portion of our USD denominated variable rate borrowings (Note 13). As of December 25, 2021, the outstanding effective hedging arrangements were as follows:

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

The gross amounts of our interest rate swaps, which are subject to master netting arrangements, were as follows:

(in millions)	Gross amounts recognized	Gross amount offset in Balance Sheets	Net amounts presented in Balance Sheets
As of December 25, 2021
Other long-term assets	$3	$(3)	$—
Accounts payable and other current liabilities	(31)	—	(31)
Other long-term liabilities	(18)	3	(15)
As of December 26, 2020
Accounts payable and other current liabilities	$(43)	$—	$(43)
Other long-term liabilities	(76)	—	(76)

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

The following table summarizes the ownership and economic interest in FTW LLC:

	December 25, 2021		December 26, 2020
(in millions except percentages)	Units Outstanding	Ownership %	Units Outstanding	Ownership %
Number of LLC Units held by McAfee Corp.	186.2	42.0%	161.3	37.2%
Number of LLC Units and vested MIUs held by RNCI	257.3	58.0%	272.5	62.8%
Total LLC Units and vested MIUs outstanding	443.5	100.0%	433.8	100.0%

NOTE 17: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to McAfee Corp. for the period subsequent to the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been computed in a manner consistent with that of basic earnings (loss) per share while giving effect to shares of potentially dilutive common stock that were outstanding during the period.

Prior to the Reorganization Transactions, the FTW capital structure primarily included FTW LLC Units. Certain holders of these units exchanged their FTW LLC units for Class A common stock of the Corporation in the Reorganization Transactions with the remaining FTW LLC Units reflecting RNCI in the Corporation. The completion of the Reorganization Transactions created the Corporation’s current capital structure, which is not reflective of the capital structure of FTW’s business prior to the Reorganization Transactions. Therefore, net loss per unit information has not been presented for the portion of the fiscal year ended December 26, 2020, that was prior to the completion of the Reorganization Transactions, or for the fiscal year ended December 28, 2019.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock for the fiscal years ended December 25, 2021 and December 26, 2020. The basic and diluted earnings (loss) per share for the year ended December 26, 2020 represents only the period from October 22, 2020 to December 26, 2020, the period wherein the Corporation had outstanding Class A common stock.

	Year Ended			Year Ended
(in millions except per share data)	December 25, 2021			December 26, 2020
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss)	$247	$2,441	$2,688	$(210)	$(79)	$(289)
Less: Net (income) loss attributable to FTW prior to the Reorganization Transactions	—	—	—	67	(93)	(26)
Less: Net (income) loss attributable to redeemable noncontrolling interests after the Reorganization Transactions	(224)	(1,615)	(1,839)	88	109	197
Net income (loss) attributable to McAfee Corp., basic and diluted	$23	$826	$849	$(55)	$(63)	$(118)
Denominator:
Weighted average shares of Class A common stock outstanding, basic and diluted	170.2	170.2	170.2	162.3	162.3	162.3

Earnings (loss) per share attributable to McAfee Corp., basic
Earnings (loss) per share, basic	$0.14	$4.85	$4.99	$(0.34)	$(0.39)	$(0.73)
Earnings (loss) per share attributable to McAfee Corp., diluted
Earnings (loss) per share, diluted(1)(2)	$0.14	$4.85	$4.99	$(0.34)	$(0.39)	$(0.73)

(1)
For the year ended December 25, 2021, excluded from dilution includes a one for one conversion of our RNCI’s 253.2 million LLC units and an exchange of 4.1 million MIUs for their common equivalent of Class A common stock, based on the value of such MIUs relative to their applicable distribution threshold. 13.4 million weighted average units were excluded from dilution. The excluded shares consist of RSUs, PSUs and stock options that were excluded from dilution because their effects would have been anti-dilutive for the year ended December 25, 2021, and unvested 3.0 million MIUs outstanding with a weighted average unsatisfied distribution threshold of $2.74.
(2)
For the year ended December 26, 2020, excluded from dilution includes a one for one conversion of our RNCI’s 267.1 million LLC units and an exchange of 5.4 million MIUs for their common equivalent of Class A common stock, based on the value of such MIUs relative to their applicable distribution threshold. 25.2 million weighted average units were also excluded from dilution. The excluded shares consist of RSUs, PSUs and stock options that were excluded from dilution because their effects would have been anti-dilutive for the year ended December 26, 2020 and unvested 9.3 million MIUs outstanding with a weighted average unsatisfied distribution threshold of $5.91.

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

(in millions)	December 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$810	$231
Accounts receivable, net	144	102
Deferred costs	189	137
Receivable from Enterprise Business	48	—
Receivable from Parent	46	—
Other current assets	46	42
Current assets of discontinued operations	—	402
Total current assets	1,283	914
Property and equipment, net	51	98
Goodwill	1,018	1,018
Identified intangible assets, net	559	729
Deferred tax assets	35	24
Receivable from Parent, net	—	46
Other long-term assets	91	67
Long-term assets of discontinued operations	—	2,578
Total assets	$3,037	$5,474
Liabilities and deficit
Current liabilities:
Accounts payable and other current liabilities	$230	$219
Accrued compensation and benefits	63	179
Accrued marketing	124	118
Income taxes payable	45	14
Long-term debt, current portion	43	44
Deferred revenue	982	823
Payable to Enterprise Business	45	—
Current liabilities of discontinued operations	—	972
Total current liabilities	1,532	2,369
Long-term debt, net	2,862	3,943
Deferred tax liabilities	8	5
Payable to Parent	115	—
Other long-term liabilities	108	155
Deferred revenue, less current portion	95	80
Long-term liabilities of discontinued operations	—	660
Total liabilities	4,720	7,212
Members’ deficit:
Deficit attributable to Continuing LLC Owners	(977)	(1,092)
Deficit attributable to McAfee Corp.	(706)	(646)
Total deficit	(1,683)	(1,738)
Total liabilities and deficit	$3,037	$5,474

NOTE 19: COMMITMENTS AND CONTINGENCIES

As of December 25, 2021, we have unconditional purchase obligations, including those related to our discontinued operations in connection with costs to support our obligations under our transition services agreement, of $399 million that expire at various dates through 2026 and guarantees of $10 million that expire at various dates through 2028.

As of December 25, 2021, excluding the amounts related to lease obligations which are disclosed in Note 6, the future minimum payments under all unconditional purchase obligations with a remaining term in excess of one year were as follows:

(in millions)
2022	$108
2023	132
2024	77
2025	75
2026	7
Total	$399

We are a party to various legal proceedings that have arisen in the ordinary course of our business. At present, we do not expect that any ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on our business, results of operations, financial condition or cash flows.

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company's unaudited quarterly financial information for each of the four quarters of 2021 and 2020. As a result of the amendments to the agreement for the sale of the Enterprise Business discussed in Note 4, our results of operations have been recast from amounts reported prior to our Form 10-Q for the period ended September 25, 2021.

2021 for Quarter Ended
(in millions, except per share amounts)	December 25,	September 25,	June 26,	March 27,
Net revenue	$520	$491	$467	$442
Gross profit	399	373	352	326
Operating income	141	143	158	107
Net income (loss) from continuing operations	122	(30)	70	85
Net income (loss) from discontinued operations	(26)	2,420	38	9
Net income	96	2,390	108	94
Net income attributable to redeemable noncontrolling interests	55	1,648	72	64
Net income attributable to McAfee Corp.	41	742	36	30
Earnings (loss) per share - basic attributable to continuing operations	0.34	(0.54)	0.14	0.17
Earnings (loss) per share - basic attributable to discontinued operations	(0.12)	4.90	0.08	0.02
Earnings per share - basic	0.22	4.36	0.22	0.18
Earnings (loss) per share - diluted attributable to continuing operations	0.25	(0.54)	0.14	0.16
Earnings (loss) per share - diluted attributable to discontinued operations	(0.05)	4.90	0.07	0.02
Earnings per share - diluted	0.19	4.36	0.21	0.18

2020 for Quarter Ended
(in millions, except per share amounts)	December 26,	September 26,	June 27,	March 28,
Net revenue	$426	$395	$383	$354
Gross profit	303	283	273	255
Operating income (loss)	(21)	82	81	64
Net income (loss) from continuing operations	(166)	(39)	(15)	10
Net income (loss) from discontinued operations	(154)	39	37	(1)
Net income (loss)	(320)	—	22	9
Net loss attributable to noncontrolling interests	(202)	N/A	N/A	N/A
Net loss attributable to McAfee Corp.	(118)	N/A	N/A	N/A
Net loss per share - basic attributable to continuing operations	(0.34)	N/A	N/A	N/A
Net loss per share - basic attributable to discontinued operations	(0.39)	N/A	N/A	N/A
Net loss per share - basic	(0.73)	N/A	N/A	N/A
Net loss per share - diluted attributable to continuing operations	(0.34)	N/A	N/A	N/A
Net loss per share - diluted attributable to discontinued operations	(0.39)	N/A	N/A	N/A
Net loss per share - diluted	(0.73)	N/A	N/A	N/A

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 25, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 25, 2021.

Management's Report on Internal Control Over Financial Reporting

Our management are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 25, 2021.

The effectiveness of our internal control over financial reporting as of December 25, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as our executive officers and directors as of December 25, 2021.

Name	Age	Title	Held Position Since
Peter Leav	51	President and Chief Executive Officer and Director	2020
Venkat Bhamidipati	55	Executive Vice President and Chief Financial Officer	2020
Gagandeep Singh	44	Executive Vice President, Chief Product and Revenue Officer	2021
Sohaib Abbasi	65	Director	2018
Gunther Bright	63	Director	2021
Mary Cranston	73	Director	2018
Tim Millikin	38	Director	2017
Emily Rollins	52	Director	2021
Jon Winkelried	62	Director	2018
Kathy Willard	55	Director	2019
Jeff Woolard	52	Director	2019

Peter Leav has been the President, Chief Executive Officer and director since February 2020. Prior to McAfee, Peter served as President and CEO of BMC Software, a software and services company that helps enterprises meet escalating digital demands and maximize IT innovation, from December 2016 to April 2019. Prior to BMC, Peter served as President and CEO of Polycom, a global collaboration business serving the enterprise market, from December 2013 to September 2016. Peter also served as President of Industry and Field operations at NCR Corporation, the global leader in consumer transaction technologies. Prior to NCR, Peter was Corporate Vice President and General Manager of Motorola’s enterprise business in North America, Latin America and EMEA. Earlier in Peter’s career, Peter held executive sales leadership positions at Symbol Technologies, Cisco Systems, and Tektronix. Peter has served on the board of Box since June 2019, and previously served on the boards of Proofpoint (July 2019 to February 2020) and HD Supply, Inc. (October 2014 to July 2017). Peter holds a bachelor’s degree from Lehigh University. We believe that Peter’s board and industry experience qualifies Peter to serve on the Board.

Venkat Bhamidipati has been an Executive Vice President and the Chief Financial Officer since September 2020. In this role, Venkat oversees the finance, IT, and security operations strategy and teams that support McAfee’s business worldwide. Prior to McAfee, Venkat was an Executive Vice President and the Chief Financial Officer at Providence, a healthcare system with $25B in annual revenues, from July 2017 to September 2020. In this role, Venkat led all finance and most corporate functions, including information technology, growth and corporate development, supply chain, and real estate. Prior to this role at Providence, Venkat spent 13 years at Microsoft from June 2004 to July 2017, where Venkat held several executive positions, including, Chief Financial Officer of the Worldwide Enterprise and Partner Group, Chief Financial Officer of the Worldwide Operations Group, and Managing Director for Business Development and Strategy. Venkat earned a Master’s degree in Commerce from Osmania University and an M.B.A in Finance and Marketing from the Kelly School of Business at Indiana University.

Gagandeep Singh has been Executive Vice President, Chief Product and Revenue Officer since September 2021. Prior to McAfee, Gagandeep most recently served as Chief Product Officer for NortonLifeLock from May 2020 to September 2021. Gagandeep previously served as Chief Product Officer and Senior Vice President for Avast from November 2018 to April 2020 and as General Manager of Mobile, IoT and Family Business Units from August 2015 to November 2018. Prior to Avast, Gagandeep held a variety of roles leading product, strategy and operations at a number of consumer focused companies. Gagandeep earned a Master of Public Administration from Harvard University, an MBA from the Massachusetts Institute of Technology and a Bachelor of Science from the University of California at Berkeley.

Sohaib Abbasi has served as a director since November 2018. Sohaib also serves as chairman of Forecast.app (since May 2021) and as director for StreamSets Inc. (since July 2017). Sohaib previously served as a director of Red Hat (March 2011 to July 2019), New Relic (May 2016 to September 2019), Nutanix (March 2020 to December 2020) and as the chair of the board of Peakon (June 2020 to March 2021). In addition, Sohaib serves as a senior advisor to TPG. Sohaib served as president and chief executive officer of Informatica from July 2004 until August 2015. Sohaib served as chairperson of Informatica from March 2005 until December 2015. Prior to Informatica, Sohaib served at Oracle Corporation for 20 years, most recently, as a member of Oracle’s executive committee and as senior vice president of two major divisions, Oracle Tools and Oracle Education. Sohaib earned a bachelor’s degree and an M.S. degree from the University of Illinois at Urbana-Champaign. We believe that Sohaib’s board and industry experience qualifies Sohaib to serve on the Board.

Gunther Bright has served as director since September 2021. Gunther has served as Executive Vice President and General Manager of Global and U.S. Large Enterprises at American Express since 2020. Prior to this role, Gunther served as Executive Vice President and General Manager of the Merchant Services business of American Express from 2014 to 2020. Gunther has served on the board of Warburg Pincus Capital Corp. I-B since June 2021. Gunther currently serves as an Executive Committee Member of the Junior Achievement of New York Board of Directors, Vice Chairman and Executive Committee Member of the Alvin Ailey American Dance Theater Board of Trustees, and a member of the Executive Leadership Council. Gunther received his Bachelor of Arts degree in Economics from Pace University and completed an Advanced Executive Management Program at the Wharton School. We believe that Gunther’s board and industry experience qualifies Gunther to serve on the Board.

Mary Cranston has served as a director since November 2018. Since December 2012 when Mary retired as the Firm Senior Partner and Chair Emeritus of Pillsbury Winthrop Shaw Pittman LLP, an international law firm, Mary has served on various boards of companies and non-profits, including Visa, Inc. (since 2007), where Mary is a member of the finance committee and Nominating and Corporate Governance Committee, The Chemours Company (since 2015), Boardspan (since March 2016), CSAA Insurance Group (since 2008), and TPG Inc. (since January 2022), and previously served on the board of MyoKardia (May 2016 to November 2020). Mary holds a bachelor’s degree in political science from Stanford University, a J.D. degree from Stanford Law School, and M.A. degree in education from the University of California, Los Angeles. We believe that Mary’s legal and board experience qualifies Mary to serve on the Board.

Tim Millikin has served as a director since April 2017. Tim is a Partner at TPG based in San Francisco, California, where Tim co-leads TPG’s investment activities in software & enterprise technology. Tim has served on the boards of Delinea Inc. since March 2021, Government Brands since August 2021, and Ellucian since September 2015. Tim previously served on the boards of Renaissance Learning from July 2018 to January 2019, INFINIDAT from December 2017 to February 2019, and Isola Group from July 2012 to January 2018. Tim holds an M.B.A. degree from the Stanford Graduate School of Business, where Tim was an Arjay Miller Scholar, and a bachelor’s degree from Dartmouth College. We believe that Tim’s board and industry experience qualifies Tim to serve on the Board.

Emily Rollins has served as a director since September 2021. Emily has served in various positions at Deloitte & Touche LLP from September 1992 to September 2020, including most recently as an Audit & Assurance Partner, specializing in the technology, venture capital and life sciences industries. Emily currently serves on the boards of Dolby Laboratories, Inc., Xometry, Inc, and Science 37 Holdings, Inc., for which she serves as chair of the respective audit committees. Emily holds a B.A. in Accounting and International Relations from Claremont McKenna College. We believe that Emily’s financial expertise and industry experience qualify Emily to serve on the Board.

Jon Winkelried has served as a director since January 2018. Jon is the Chief Executive Officer and a Partner of TPG based in San Francisco, California. Prior to joining TPG in 2015, Jon was with Goldman, Sachs & Co. for more than 27 years, until Jon retired in 2009 as President and Co-Chief Operating Officer. Jon has served on the board of directors for Evolution Media since May 2016, Anastasia Beverly Hills since August 2018, Bounty Minerals LLC since December 2012, ATTN: from May 2019 to May 2021, MX Technologies since December 2020 and TPG Inc. since January 2022. Jon was elected to the Board of Trust of Vanderbilt University in 2012, and was elected Chair for the Investment Committee in 2017. Jon served as a trustee at the University of Chicago from 2006 to 2012. Jon received a bachelor’s degree in business from the University of Chicago and an M.B.A. degree from the University of Chicago. We believe that Jon’s board and industry experience qualifies Jon to serve on the Board.

Kathy Willard has served as a director since November 2019. Kathy served as the Chief Financial Officer of Live Nation Entertainment from September 2007 through June 2021, and currently serves as Senior Advisor. Prior to these roles, Kathy served in various positions at Live Nation Entertainment as well as its predecessors, Clear Channel Entertainment and SFX Entertainment, originally joining the organization in 1998. Earlier in Kathy’s career, Kathy served as an Audit Manager at Arthur Andersen from 1988 to 1993. Kathy is also a member of the board of directors for the House of Blues Music Forward Foundation. Kathy received a bachelor of business administration degree in accounting at the University of Oklahoma. We believe that Kathy’s financial expertise and industry experience qualify Kathy to serve on the Board.

Jeff Woolard has served as a director since August 2019. Jeff is the Chief Financial Officer at Solidigm, which he joined in September 2021. Previously, Jeff held numerous roles at Intel during the past 25 years, serving as a Corporate Vice President and the Chief Financial Officer of the Manufacturing and Technology Group from June 2020 to September 2021. Prior to this role, Jeff served as a Vice President and Chief Financial Officer for Intel Capital and the New Technology Group from March 2013 until June 2020, focusing on Intel’s corporate venture investments and acquisition activities. Jeff received a bachelor’s degree in finance from Arizona State University and an M.B.A. from the University of Washington. We believe that Jeff’s board and industry experience qualifies Jeff to serve on the Board.

Corporate Governance

Controlled Company

Our Sponsors and Intel control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the Nasdaq Global Select Market’s (“Nasdaq”) corporate governance standards. As a controlled company, exemptions under Nasdaq’s standards exempt us from certain of Nasdaq’s corporate governance requirements, including the requirements:

•
that our board that is composed of a majority of “independent directors,” as defined under rules;
•
that the compensation committee that is composed entirely of independent directors; and
•
that the nominating and corporate governance committee that is composed entirely of independent directors.

Accordingly, for so long as we are a “controlled company,” you will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements. In the event that we cease to be a controlled company, we will be required to comply with these provisions within the transition periods specified in the rules of Nasdaq.

These exemptions do not modify the independence requirements for our audit committee, and we expect to satisfy the member independence requirement for the audit committee prior to the end of the transition period provided under Nasdaq listing standards and SEC rules and regulations for companies completing their initial public offering.

Board Composition and Director Independence

Our business and affairs are managed under the direction of our board of directors. Our amended and restated certificate of incorporation provides that our board of directors shall consist of at least three but not more than 12 directors and that the number of directors may be fixed from time to time by resolution of our board of directors. Our board of directors consists of nine members. Our amended and restated certificate of incorporation will provide that our board of directors will be divided into three classes of directors, as nearly equal in number as possible. The division of the three classes is as follows:

•
Class I, which consists of Jon Winkelried, Kathy Willard, and Jeff Woolard, whose terms will expire at our annual meeting of stockholders to be held in 2024;
•
Class II, which consists of Tim Millikin, Sohaib Abbasi and Gunther Bright, whose terms will expire at our annual meeting of stockholders to be held in 2022; and
•
Class III, which consists of Peter Leav, Mary Cranston and Emily Rollins, whose terms will expire at our annual meeting of stockholders to be held in 2023.

At this time, the Board believes that the classified board structure is in the best interest of the Company. The three-year term ensures that at any given time the majority of the directors have deep knowledge of the Company and a firm understanding of its goals, and it allows for continuity and stability of the Board, promoting the balance of long-term and short-term interests of the Company and its stockholders. The structure also safeguards the Company from third-party takeover attempts, as it requires a longer period to change majority control of the Board. A classified board remains accountable to the Company’s stockholders. The directors continue to have a fiduciary responsibility to the stockholders, and the stockholders have the ability to elect one third of the Board annually to ensure their interests are represented.

Amendments to certain provisions of our certificate of incorporation and bylaws, including the classified board provision, require the approval of holders of at least 66 2/3% of the voting power of our outstanding shares of capital stock. The Company believes this heightened threshold is appropriate as it relates to fundamental elements of our corporate governance. The provision does not preclude changes being made to governing documents but rather it requires broad stockholder consensus in order to effect change. By requiring a 66 2/3% stockholder vote, the Board is better positioned to protect the Company from third-party takeover attempts and encourage those interested in acquiring the Company to negotiate directly with the Board.

Upon the expiration of the initial term of office for each class of directors, each director in such class shall be elected for a term of three years and serve until a successor is duly elected and qualified and the director’s earlier death, resignation or removal. Subject to the terms of the stockholders agreement that we entered into in connection with our initial public offering (our “IPO”), any additional directorships resulting from an increase in the number of directors or a vacancy may be filled by the directors then in office, even if less than a quorum, or by a sole remaining director.

In connection with our IPO, we entered into a stockholders agreement with investment funds affiliated with certain affiliates of TPG Global, LLC (“TPG”) and Thoma Bravo, L.P. (“Thoma Bravo” and together with TPG, our “Sponsors”), Intel Americas, Inc. (“Intel”), and certain other stockholders governing certain nomination rights with respect to the Board. Under the agreement, we are required to take all necessary action to cause the Board to include individuals designated by TPG and Intel in the slate of nominees recommended by the Board for election by our stockholders, as follows:

•
for so long as TPG owns at least 25% of the shares of our Class A and Class B common stock held by TPG, including any exercise of the underwriters’ option to purchase additional shares, and the reorganizations transactions in connection with our IPO (the “Reorganization Transactions”), TPG will be entitled to designate six individuals for nomination, including three unaffiliated directors who meet the independence criteria set forth in Rule 10A-3 under the Exchange Act;
•
for so long as TPG owns less than 25% but at least 10% of the shares of our Class A and Class B common stock held by TPG, including any exercise of the underwriters’ option to purchase additional shares, and the Reorganization Transactions,

TPG will be entitled to designate two individuals for nomination, including one unaffiliated director who meets the independence criteria set forth in Rule 10A-3 under the Exchange Act of 1934, as amended (the “Exchange Act”);
•
for so long as Intel and its affiliates owns at least 25% of the shares of our Class A and Class B common stock held by Intel and its affiliates, including any exercise of the underwriters’ option to purchase additional shares, and the Reorganization Transactions, Intel will be entitled to designate two individuals for nomination; and
•
for so long as Intel and its affiliates owns less than 25% but at least 10% of the shares of our Class A and Class B common stock held by Intel and its affiliates, including any exercise of the underwriters’ option to purchase additional shares, and the Reorganization Transactions, Intel will be entitled to designate one individual for nomination.

TPG and Intel also have the exclusive right to remove their respective designees and to fill vacancies created by the removal or resignation of their designees, and we are required to take all necessary action to cause such removals and fill such vacancies at the request of TPG or Intel, as applicable.

The Board has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment, and affiliations, the Board has determined that each of Sohaib Abbasi, Gunther Bright, Mary Cranston, Tim Millikin, Emily Rollins, Jon Winkelried, Kathy Willard, and Jeff Woolard are independent directors under the rules of Nasdaq. In making this determination, the Board considered the relationships that such directors have with our Company and all other facts and circumstances that the Board deemed relevant in determining such directors’ independence, including beneficial ownership of our capital stock by each non-employee director and their affiliates, and the transactions involving them described in “Certain Relationships and Related Party Transactions.”

Annual Board and Committee Performance Review

Pursuant to our corporate governance guidelines, the Nominating and Corporate Governance Committee of the Board is responsible for reporting annually to the Board an evaluation of the overall performance of the Board. Additionally, the charters of the Audit Committee, Leadership Development and Compensation Committee, and Nominating and Corporate Governance Committees each provide that the respective committee is responsible for performing or participating in an annual evaluation of its performance, the results of which are presented to the Board.

Board Leadership Structure

We have not designated a chairperson or a lead director of the Board. The independent members of the Board periodically review the Board’s leadership structure and have determined that the Company and our stockholders are well served with this structure.

Board Committees

As of December 25, 2021, the Board has three standing committees: the Audit Committee; the Leadership Development and Compensation Committee; and the Nominating and Corporate Governance Committee. Each committee operates under its own written charter adopted by the Board, each of which is available on our website at https://ir.mcafee.com.

Audit Committee

Our Audit Committee consists of four non-employee directors: Gunther Bright, Mary Cranston, Emily Rollins and Kathy Willard, with Mary Cranston serving as chair of the committee. Our Audit Committee has determined that each of Gunther Bright, Mary Cranston, Emily Rollins and Kathy Willard meets the definition of “independent director” under the rules Nasdaq and under Rule 10A-3 under the Exchange Act. The Board has determined that Gunther Bright, Mary Cranston, Emily Rollins and Kathy Willard each is an “audit committee financial expert” within the meaning of the SEC’s regulations and applicable listing standards of Nasdaq. The Audit Committee’s responsibilities include:

•
appointing, approving the compensation of, and assessing the qualifications, performance, and independence of our independent registered public accounting firm;
•
pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•
reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;
•
reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•
reviewing the adequacy of our internal control over financial reporting;
•
reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
•
establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•
recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, the inclusion of our audited financial statements in our Annual Report on Form 10-K;
•
reviewing and assessing the adequacy of the committee charter and submitting any changes to the Board for approval;
•
monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•
preparing the Audit Committee report required by the rules of the SEC to be included in our annual proxy statement; and
•
reviewing and discussing with management our earnings releases.

Leadership Development and Compensation Committee

The Leadership Development and Compensation Committee of the Board is composed of Jon Winkelried, Tim Millikin, Jeff Woolard, and Sohaib Abbasi, with Jon Winkelried serving as chairperson of the committee. The Leadership Development and Compensation Committee’s responsibilities include:

•
reviewing and approving annually the corporate goals and objectives applicable to the compensation of our Chief Executive Officer and determining and approving (or recommending to the Board for determination) the Chief Executive Officer’s compensation level based on this evaluation;
•
reviewing and approving the compensation of our other executive officers;
•
reviewing and approving the compensation of the non-employee members of the Board;
•
selecting, retaining and/or obtaining the advice of any compensation consultant, legal counsel or other advisor as it deems necessary to assist and/or fulfill its duties and responsibilities under this charter;
•
conducting the independence assessment outlined in the rules of Nasdaq with respect to any compensation consultant, legal counsel, or other advisor retained by the Leadership Development and Compensation Committee and evaluating whether any compensation consultant retained by it has any conflict of interest;
•
reviewing our incentive compensation arrangements to determine whether they encourage excessive risk-taking;
•
reviewing and recommending to the Board for approval the frequency with which the Company will conduct say on pay votes and reviewing and approving the proposals regarding the say on pay vote and the frequency of the say on pay vote to be included in our proxy statement;
•
reviewing and approving the group of companies used by the Company for peer comparisons of pay and/or performance;
•
reviewing and approving any employment agreement, severance arrangements, post-termination, change-in-control provisions, employment terms, and/or offer letter related to our Chief Executive Officer and all other executive officers;
•
establishing, amending, reviewing and administering our equity and other incentive plans, reviewing and approving grants made to our executive officers and non-employee directors thereunder, and recommending adoption of equity plans to the Board;
•
reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K;
•
establishing, amending and reviewing our benefit plans, including our retirement plans, deferred compensation plans and welfare benefit plans, and establishing, amending, reviewing and administering our other remuneration programs applicable to our executive officers, including our global mobility and relocation programs; and
•
reviewing and assessing the adequacy of the Leadership Development and Compensation Committee charter and submitting any changes to the Board for approval.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of Tim Millikin, Mary Cranston, and Jeff Woolard, with Tim Millikin serving as chairperson of the committee. The Nominating and Corporate Governance Committee’s responsibilities include:

•
developing and recommending to the Board criteria for board and committee membership;
•
establishing procedures for identifying and evaluating director candidates, including nominees recommended by stockholders;
•
identifying individuals qualified to become members of the Board;

•
recommending to the Board the persons to be nominated for election as directors and to each of the board’s committees;
•
developing and recommending to the Board a set of corporate governance principles;
•
articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;
•
reviewing and recommending to the Board practices and policies with respect to directors;
•
reviewing and recommending to the Board the functions, duties, and compositions of the committees of the Board;
•
reviewing and assessing the adequacy of the committee charter and submitting any changes to the Board for approval;
•
provide for new director orientation and continuing education for existing directors on a periodic basis;
•
performing an evaluation of the performance of the committee; and
•
overseeing the evaluation of the Board and management.

Board Oversight of Risk Management

While the full Board has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, the Audit Committee oversees management of enterprise risks as well as financial risks and is responsible for overseeing the review and approval of related party transactions. The Leadership Development and Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. The Nominating and Corporate Governance Committee oversees risks associated with corporate governance, business conduct and ethics. Pursuant to the Board’s instruction, management regularly reports on applicable risks to the relevant committee or the full Board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by the Board and its committees.

Leadership Development and Compensation Committee Interlocks and Insider Participation

None of the members of the Leadership Development and Compensation Committee has been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board or the compensation committee of any entity that has one or more executive officers serving on the Board or the Leadership Development and Compensation Committee. For a description of transactions between us and members of the Leadership Development and Compensation Committee and affiliates of such members, see “Certain Relationships and Related Party Transactions.”

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, officers and directors. The code of ethics is available on our website at https://ir.mcafee.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics affecting our directors or executive officers, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K.

Corporate Governance Guidelines

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. The Board has adopted a set of corporate governance guidelines to set clear parameters for the operation of the Board. Our corporate governance guidelines are available on our website at https://ir.mcafee.com.

Director Nomination Process

The Nominating and Corporate Governance Committee recommends, and the Board nominates, candidates to stand for election as directors. The Nominating and Corporate Governance Committee has the authority to engage search firms for the purpose of identifying highly qualified director candidates, for which such firms are paid a fee. Stockholders may also nominate persons to be elected as directors in accordance with our bylaws and applicable law.

Board Membership Criteria

We seek a Board that collectively possess the experiences, skills, backgrounds, and qualifications appropriate to function effectively in light of the Company’s current and evolving business circumstances. It is the policy of the Board that directors should possess strong personal and professional ethics, integrity, and values; be business savvy and genuinely interested in the Company; and be committed to representing the long-term interests of our stockholders. Our goal is a balanced and diverse Board, with members whose skills, background and experience are complementary and, together, cover the spectrum of areas that impact our business.

Communications with Directors

Stockholders and other interested parties wishing to communicate directly with the Board or individual directors may do so by writing to the Board or such individual c/o the Secretary, McAfee Corp., 6220 America Center Drive, San Jose, California 95002. The Secretary will forward such communications to the Board or individual at or prior to the next meeting of the Board. The Secretary will not forward any communication determined in the Secretary’s good faith belief to be frivolous, unduly hostile, threatening or similarly unsuitable.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis focuses on the compensation we provide to our executive officers listed in the “Summary Compensation Table for Fiscal 2021” (our “named executive officers”) and should be read in conjunction with the accompanying tables and text below. In accordance with SEC executive compensation disclosure rules, this Compensation Discussion and Analysis focuses on our compensation decisions with respect to our named executive officers for fiscal 2021. With the assistance of our independent compensation consultant, we have reviewed and plan to continue to review all elements of our executive compensation program. In this Compensation Discussion and Analysis and the accompanying tables and narratives, references to “the Board” and “the Committee” refer to the Board of Directors of the Company and its Leadership Development and Compensation Committee for all periods following the restructuring.

Our named executive officers for fiscal 2021 are:

Name	Title
Peter Leav	President and Chief Executive Officer
Venkat Bhamidipati	Executive Vice President and Chief Financial Officer
Gagandeep Singh(1)	Executive Vice President, Chief Product and Revenue Officer
Lynne Doherty McDonald(2)	Former Executive Vice President, Global Sales and Marketing, Enterprise Business Group
Terry Hicks(3)	Former Executive Vice President, Consumer Business Group
(1)
Gagandeep Singh’s employment with us commenced on September 28, 2021.

(2)
Lynne Doherty McDonald’s employment with us terminated on July 27, 2021 in connection with the closing of our Enterprise Division Sale (as that term is used below).

(3)
Terry Hicks’ employment with us terminated on October 1, 2021.

Industry Background and Overarching Compensation Considerations

Industry Background

McAfee has been a pioneer and leader in protecting consumers from cyberattacks for more than 30 years with integrated security, privacy and trust solutions. We built our platform through a deep, rich history of innovation and have established a leading global brand. We are securing the digital experience of a consumer who is increasingly living life online and singularly committed to one mission: to protect all things digital that matter to consumers through leading-edge cybersecurity. We live in a digital world. Consumers are increasingly moving their daily lives online, interacting through multiple devices, networks and platforms, and leveraging technology in nearly every aspect of their lives. This shift is most noticeable in the way individuals are working, banking, socializing, consuming, and paying, leading to a proliferation of digital touchpoints and applications. Remote work and increasing work from home arrangements are driving a pronounced convergence of work and personal life. While people expect effective and frictionless security at work and in their personal lives, this lifestyle shift has been accompanied by a more challenging threat landscape and an increase in points of vulnerability, risking individuals’ privacy, identity, data and other vital resources.

Competitive Hiring Environment and Fiscal 2021 Senior Executive Hiring

Cybersecurity is a fast-paced and competitive industry experiencing a widely-reported shortage of skilled talent and leadership in the face of high and increasing demand. We compete for executive talent with many other cybersecurity companies, large and small in geographic areas, such as Silicon Valley, and in related industries, such as software development, in which talented executives are in high demand, resulting in an increasingly competitive environment for attracting and retaining executive talent. Given the unique skillset required of our executive team as well as competition from industries beyond cybersecurity for our executives, during fiscal 2021 we offered competitive compensation that accounted for these external factors.

In recruiting Gagandeep Singh, who joined us in fiscal 2021, McAfee and the Committee were guided by the same executive compensation philosophy as described below for fiscal 2021 and negotiated the level of Gagandeep’s compensation and the terms of Gagandeep’s executive compensation arrangements, which included an offer letter, as well as a restricted stock unit (“RSU”) grant. These arrangements were finalized taking into account market compensation level determined by the Committee based on prior input from our independent compensation consultants and the experience of members of the Committee, internal pay equity considerations and the circumstances of our executives’ hires, including their prior roles and compensation in those roles.

Key Strategic Transactions

In fiscal 2021, we undertook two transformative strategic transactions that will shape our company going forward. First, on July 27, 2021, we completed the sale of certain assets of our Enterprise business (the “Enterprise Division Sale”) for $4.0 billion in cash before tax, which allowed us to pay a special dividend of $4.50 per Class A common share and reduce our debt by approximately $1 billion. As a result of the Enterprise Division Sale, McAfee became a pure play consumer cybersecurity company. Second, on November 5, 2021, we announced that we had entered into a definitive agreement to sell McAfee pursuant to the Merger (as defined above), which will result in a consortium of private investors owning McAfee and our delisting from NASDAQ. The Committee viewed (and continues to view, in the case of the ongoing process related to the Merger) the efforts and dedication of our currently employed named executive officers as vital to the success of those key strategic transactions.

Philosophy and Objectives of our Executive Compensation Program

Our global compensation philosophy is to compensate employees competitively, fairly and based on performance to incentivize actions that support achievement of our business objectives and equityholder value appreciation. To that end, we frequently monitor the integrity and functionality of our executive compensation program and refine it as we deem appropriate. Equitable pay practices are critical to our culture. During fiscal 2021, we continued our cybersecurity industry-leading efforts to review and bring about global pay parity, which we define as fair and equal pay for employees in the same job, level, and location, controlling for pay differentiators such as performance, tenure and experience. As part of our ongoing review of pay practices, in fiscal 2021 we engaged in extensive compensation audits covering 43 countries and 6,345 employees because we believe that every employee should be compensated fairly and equally for the employee’s individual contribution to the company.

Consistent with our global compensation philosophy, our goal has been to implement an executive compensation program that drives results and that is built upon our long-standing executive compensation philosophy and objectives, as outlined below:

•
Attract and retain talent—structure executive compensation to be market competitive to attract and retain top talent and high potential employees;

•
Pay-for-performance—empower, reward, and incentivize high performing employees for achieving, key financial, strategic, and operational goals both over the near and long-term; and

•
Align executive goals and compensation with equityholder interests—link compensation to measurable results tied to equityholder value.

Key Features of Our Executive Compensation Program

Our executive compensation program includes the following practices, each of which the Committee believes reinforces our executive compensation philosophy and objectives:

We have followed good governance practices in our executive compensation practices by:

•
Providing a significant percentage of target annual cash compensation delivered in the form of variable compensation tied to performance

•
Using simple and common performance measures that we believe are core drivers of the Company’s operational performance and equityholder value

•
Emphasizing future pay opportunity through equity awards, which represent a significant component of compensation

•
Using multi-year vesting for equity compensation, which requires our executive officers to hold sufficient unvested equity value to provide a meaningful retention incentive

•
Adopting equity ownership requirements for executives (including significant transfer restrictions on pre-IPO equity issued to our named executive officers that continue to apply after our post-IPO lock-up expired on April 19, 2021), which reinforce the alignment of our stockholders and executives in maintaining the long-term value of our stock

•
Adopting a clawback policy that applies to our executive officers

•
Using comparable market data to assess the competitive market position of our executive compensation program

•
Engaging independent outside consulting firms to validate market practices and trends for our industry

•
Not providing tax gross-ups on change in control benefits

•
Not providing excessive executive perquisites

•
Not offering a defined benefit pension plan for our executives

•
Not repricing stock options, profits interests or other “appreciation” awards

Decision-making Responsibility

During fiscal 2021, the Leadership Development and Compensation Committee generally oversaw our executive compensation program.

The Committee considers the views and recommendations of management, in particular those of our President and Chief Executive Officer and our Chief People Officer, in making decisions regarding executive compensation. Among other things, our Chief Executive Officer makes recommendations about executive performance, annual base salary levels, annual incentive targets, and payout levels and long-term incentive grants for our named executive officers (other than for the Chief Executive Officer).

During fiscal 2021, the Committee convened two meetings in which executive compensation matters were discussed and acted by written consent on eleven other occasions. In addition, the Board held one special meeting and acted by written consent on one occasion on matters that included certain items related to our executive compensation program.

Compensation Setting Process

Independent Compensation Consultants

In fiscal 2021, we continued to engage Compensia, a nationally known compensation consulting firm, to serve as an independent advisor to the Committee on executive compensation matters. In late fiscal 2020, Compensia assisted the Committee with an evaluation of the competitiveness of the Company’s existing executive compensation program and assisted in developing recommendations regarding executive compensation adjustments for fiscal 2021.

Market Comparison

For fiscal 2021, the Committee considered market pay practices when setting compensation for executive officers. The Committee uses market data to assess the overall competitiveness and reasonableness of the compensation elements and the Company’s overall executive compensation program. As a starting point, we assess overall competitiveness and reasonableness of compensation at a target total direction compensation basis, while appropriately balancing the individual base salary and target annual cash incentive components. Assessment of each of the base salary, target annual cash incentive and equity holding elements is reviewed against market percentiles, competitive retentive value, and annual target compensation. For our named executive officers, our long-term incentive program targets a total unvested equity retention value of our equity at approximately five times’ annual grant values of our peer group at the 60th percentile. In assessing the competitive market, we use survey data from the peer group noted below as the primary market data source, with proxy peer group data providing a supplemental viewpoint.

The Committee believes that compensation decisions are complex and require a deliberate review of Company performance, market compensation levels, and other factors it deems relevant in a given situation. Accordingly, factors that may influence the amount of compensation awarded include, but are not limited to:

•
Market competition for a particular position;

•
Internal pay equity considerations;
•
Experience and past performance inside or outside the Company;
•
Role and responsibilities within the Company;
•
Long-term potential with the Company;
•
Personal performance and contributions; and
•
Business conditions.

The Committee believes that the Company’s executive compensation peer group should reflect the markets in which the Company competes for business and executive talent. Accordingly, the Company’s peer group consists of peer companies that we believe are our most direct cybersecurity and business competitors, and software companies that are generally comparable to the Company in terms of revenue and number of employees, taking into account the availability of relevant comparison data. No one factor determines whether a company is included within our peer group. We believe these comparisons provide us with a valuable window into the executive pay practices of companies similar to us, and we seek to use information about their compensation levels whenever available to us. As a result of these similarities, we view the companies in the custom peer group below as those that are mostly likely to compete with us for executive talent. We do not pre-screen members of our peer group for their compensation levels or practices. The Committee, together with Compensia and our management team, expects to periodically re-evaluate and revise our selection criteria and list of peer companies, as it deems appropriate.

After soliciting input from Compensia, the Committee determined our peer companies for purposes of benchmarking fiscal 2021 compensation were as follows:

Cadence Design Systems	Citrix Systems	F5 Networks

FireEye	Fortinet	Juniper Networks

NortonLifeLock	Nuance Communications	Open Text

Palo Alto Networks	Proofpoint	Splunk

Synopsys	Teradata

For purposes of benchmarking compensation for fiscal 2021, we removed Carbon Black and ForeScout Technologies, which had been part of our peer group for fiscal 2020, because both companies were acquired and after those acquisitions were no longer publicly traded.

Elements of Compensation

Consistent with our pay-for-performance philosophy and executive compensation program objectives described above, in determining the fiscal 2021 adjustments to executive compensation levels discussed below, the Committee considered each named executive officer’s role and responsibilities, personal performance and contributions, business performance and conditions, overall job market conditions, internal pay equity, and competitive market data.

The following is a discussion of the primary elements of the compensation for each of our named executive officers.

Annual Base Salary

Annual base salary is one element of the cash compensation that we provide to our named executive officers and is determined based on the core contributions the executive is expected to make and the specific requirements for the named executive officer’s role. As noted above, we generally consider how a named executive officer’s base salary contributes to named executive officer’s total target direct compensation, and its resulting positioning as compared to our peer group. Under this construct, we place more emphasis on performance-linked elements of total direct compensation as we believe annual incentive pay provides a stronger connection between pay and performance.

In connection with our annual compensation review for fiscal 2021, we reviewed the annual base salaries of the named executive officers who were then employed by us. As part of that review, in late fiscal 2020, our Chief Executive Officer, in collaboration with our Chief People Officer, made recommendations to the Committee regarding annual base salary levels of our named executive officers (other than related to our Chief Executive Officer) who were then employed and any adjustments to their base salary levels. Recommendations were based on market considerations (including base salary levels relative to our peers described above) and a holistic assessment of the named executive officer’s performance over the prior year.

As a result of this review, the Committee approved an increase in Terry Hicks’ annual base salary in fiscal 2021 from $650,000 to $675,000, effective January 1, 2021, to further align Terry’s compensation with the competitive market.

In connection with our annual review, no changes were made to the annual base salary of Peter Leav, Venkat Bhamidipati or Lynne Doherty McDonald, each of whom was determined to have an annual base salary that was consistent with our peer group, as well as individual performance and contributions.

Gagandeep Singh was hired after the beginning of fiscal 2021 and Gagandeep’s annual base salary was determined in a similar manner and with special consideration given to the need to secure Gagandeep’s hire in light of Gagandeep’s preexisting compensation arrangements, alternative employment opportunities, the competitive market, and internal pay equity. Gagandeep’s annual base salary remained the same throughout fiscal 2021 after Gagandeep’s date of hire.

The Committee may also adjust annual base salaries of our named executive officers at other times during the year in connection with promotions, increased responsibilities or to maintain market competitive compensation levels, but did not do so in fiscal 2021.

The table below sets forth the 2021 annualized base salary level for each of our named executive officers as of the end of fiscal 2021 (for those named executive officers who remained employed with us as of that time):

Named Executive Officer	2021 Base Salary at Year-End
Peter Leav	$900,000
Venkat Bhamidipati	$650,000
Gagandeep Singh	$600,000

Annual Incentives

Our executive compensation program ties a substantial portion of the cash compensation that our executives are eligible to receive directly to the Company’s performance. We believe our annual incentive plan (“AIP”) is an integral component of our overall executive compensation program because a competitive incentive program is essential to attracting, retaining, and motivating talented leaders. Our AIP is linked to the achievement of certain individual and company goals that we believe are important for our short-term and long-term success and are key to driving increases in the value of the Company. Payouts under our AIP are based on the Company’s performance and our executives’ performance against Company and executive goals, respectively, with the AIP funding only if the Company’s performance exceeds threshold goals relating to “Billings”, “Unlevered Free Cash Flow” (for the period of fiscal 2021 that ended in connection with the consummation of the Enterprise Division Sale), “EBITDA” and “Net Revenues”, each as described below.

In addition, prior to the Enterprise Division Sale, each of our named executive officers that was employed by us prior to the closing of the Enterprise Division Sale was aligned with our Consumer business unit, our Enterprise business unit or our overall Company performance (which we refer to as “Corporate” and which encompasses both the Consumer and Enterprise business units). These alignments in turn affected how performance was measured with respect to that named executive officer and how named executive officer’s AIP payout is determined. In light of the Enterprise Division Sale, the Committee eliminated the distinction between Consumer business unit and Corporate alignment (since the Company consisted solely of its Consumer business unit).

Setting the Annual Incentive Target Opportunity

In general, each of our named executive officers participates in our AIP and is eligible to receive a cash-based annual incentive at a target level that is based on a percentage of the officer’s calendar year annual base salary. These annual incentive targets are prorated for any changes in annual base salary during the calendar year and for any partial years of service. After reviewing our named executive officers’ total on-target earning opportunities as part of our annual compensation review process, Terry Hicks’ annual incentive target for fiscal 2021 was increased from $750,035 to $825,000. As noted above, Gagandeep Singh joined us after the beginning of fiscal 2021 and Gagandeep’s annual incentive opportunity was determined in connection with Gagandeep’s hire in a manner that is consistent with our general philosophy but with particular attention on the need to secure Gagandeep’s hire in light of Gagandeep’s preexisting compensation arrangements, alternative employment opportunities, the competitive market, and provide for internal pay equity. No adjustment was made to the AIP target awards for Peter Leav, Venkat Bhamidipati or Lynne Doherty McDonald in fiscal 2021.

The table below sets forth the fiscal 2021 annual incentive target opportunities for each of our named executive officers who remained employed with us as of the end of fiscal 2021:

Named Executive Officer	Target Annual Incentive for Fiscal 2021(1)
Peter Leav	$1,350,000
Venkat Bhamidipati	$650,000
Gagandeep Singh	$300,000
(1)
Amounts in this column reflect the annual incentive targets for fiscal 2021. The annual incentive target for Gagandeep Singh reflects an amount equal to 50% of Gagandeep’s total fiscal year target, which we agreed to because Gagandeep’s employment with us commenced in the latter half of fiscal 2021.

AIP Pool Funding and Attainment

For fiscal 2021, the Committee established an AIP pool for all participants in our AIP, including our participating named executive officers, and the performance metrics and goals for our fiscal 2021 AIP. The initial target funding for this pool was equal to the aggregate amount that would be payable to all AIP participants if each participant received the participant’s full annual incentive target, subject to achievement of financial metrics, adjustment for new hires, changes in status, and changes in participant compensation as provided in the AIP.

As noted above, following the Enterprise Division Sale, each AIP participant, including our named executive officers, if they were not already so aligned became aligned with our overall Corporate performance. Prior to the Enterprise Division Sale, certain named executive officers were aligned with either our Enterprise business unit or our Consumer business unit. Our named executive officers were aligned as follows prior to the Enterprise Division Sale:

Named Executive Officer	AIP Alignment Prior to Enterprise Division Sale
Peter Leav	Corporate
Venkat Bhamidipati	Corporate
Gagandeep Singh	N/A
Lynne Doherty McDonald	Enterprise
Terry Hicks	Consumer

Through the end of our fiscal July month (“Fiscal July”), the funding of the AIP pool with respect to those AIP participants aligned with Corporate, Consumer and Enterprise was based on measuring the relevant targets for the metrics set forth below.

Corporate	Consumer	Enterprise
EBITDA for the Company (25% weighting) Billings for the Company (25% weighting) Net Revenue for the Company (25% weighting) Unlevered Free Cash Flow for the Company (25% weighting)

Corporate Attainment(1)

(25% weighting)

EBITDA for the Consumer business unit (25% weighting)

Billings for the Consumer business unit (25% weighting)

Net Revenue for the Consumer business unit (25% weighting)

Corporate Attainment(1)

(25% weighting)

EBITDA for the Enterprise business unit (25% weighting)

Billings for the Enterprise business unit (25% weighting)

Net Revenue for the Enterprise business unit (25% weighting)

(1)
Performance as measured against the “Corporate” goals reflected in the leftmost column is collectively referred to as “Corporate Attainment”.

Following Fiscal July, the funding of the AIP pool with respect to those AIP participants was based on measuring the relevant targets for the metrics set forth below.

Corporate
EBITDA for the Company (33% weighting) Billings for the Company (33% weighting) Net Revenue for the Company (33% weighting)

Performance against each metric is calculated on a constant currency basis (i.e., calculated assuming no changes in the currency exchange rates from budgeted currency exchange rates). A minimum threshold of achievement for each applicable metric within the Corporate-, Consumer- or Enterprise-related calculations (as applicable) had to be achieved for any portion of the AIP pool related to participants with that alignment to be funded. Each of the fiscal 2021 AIP metrics is described below.

Financial Metric	Description
EBITDA

For the AIP and our post-IPO long-term incentive program (discussed below), EBITDA, with respect to the period through the end of Fiscal July, is cash EBITDA, which is a non-GAAP financial measure, which is defined as net income (loss), excluding the impact of amortization of intangible assets, equity-based compensation expense, interest expense and other provision for income tax expense, foreign exchange gain or loss, and other costs that we do not believe are reflective of our ongoing operations, and excluding the impact of depreciation expense and other non-operating costs (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and further adjusted to eliminate the impact of purchase accounting, capital expenditures, capitalized software expenses and other revenue that we not believe is reflective our ongoing operations, plus the change in year-over-year deferred revenue. For the AIP and our post-IPO long-term incentive program, EBITDA, with respect to the period following Fiscal July, is pro forma adjusted EBITDA—the same as cash EBITDA, but excludes “pro forma stranded costs,” which include general corporate overhead, and other shared or dis-synergy costs previously allocated to our Enterprise business. This pro forma adjustment represents the estimated impact of removing certain costs primarily as a result of the divestiture of our Enterprise business in 2021.

Billings

Billings, with respect to an applicable period, is a non-GAAP financial measure, which is defined as net revenue plus the change in deferred revenue from the beginning to the end of the period, excluding the impact of deferred revenue assumed through acquisitions during the period. Annual Billings includes changes in our deferred revenue during the period.

Net Revenue	Net revenue is as determined under GAAP for the applicable period.
Unlevered Free Cash Flow

Unlevered Free Cash Flow, with respect to an applicable period, is a non-GAAP financial measure that represents net cash from operating activities less capital expenditures, and then adding back interest payments and items related to projects with a limited time frame that are outside normal operating activities and are generally transformational in nature.

The AIP pool for fiscal 2021 is funded proportionally based on achievements of the relevant AIP metrics for the relevant period of fiscal 2021 prior to the Enterprise Division Sale and for the period following Fiscal July. The funding of the AIP pool increases or decreases for achievement above or below the target achievement level, subject to minimum achievement levels of 90% of the EBITDA target, 90% of the Unlevered Free Cash Flow target (for the period through the end of Fiscal July), 95% of the Billings target, and 95% of the Net Revenue target. After all financial metrics are compared to relevant targets (and subject to these minimums), they are weighted as described above and the weighted metrics are added together. The funding of the AIP pool is then determined by applying a slope of 2.5x to the resulting percentage (i.e., subject to the thresholds described above, for each percentage above or below 100%, the AIP pool funding increases or decreases by 2.5%), subject to a maximum achievement level of 140% (which results in funding of the AIP pool at 200% of its target level).

Before determining the final AIP pool funding level, the Committee and the Board, with input from our President and Chief Executive Officer, may then adjust the aggregate pool funding level based upon a combination of Company performance as well as the Board’s evaluation of a variety of subjective and objective Company performance metrics. For fiscal 2021, the Committee and the Board increased the aggregate pool funding by $500,000. Our fiscal 2021 company performance goals, and our levels of achievement of those goals, were as follows for the period through Fiscal July and for the period following Fiscal July:

Prior to the Enterprise Division Sale (Through the End of Fiscal July)
Performance Metric	Goal (in $MM)	Actual (in $MM)	Percentage Achieved
EBITDA (Corporate)	$632	$792	125%
EBITDA (Consumer)	$561	$652	116%
EBITDA (Enterprise)	$71	$139	196%
Billings (Corporate)	$1,706	$1,847	108%
Billings (Consumer)	$1,077	$1,177	109%
Billings (Enterprise)	$629	$670	107%
Unlevered Free Cash Flow (Corporate)	$1,251	$1,391	111%
Corporate Attainment (Consumer)	$2,642	$2,889	109%
Corporate Attainment (Enterprise)	$2,684	$2,980	111%
Net Revenue (Corporate)	$1,737	$1,839	106%
Net Revenue (Consumer)	$1,004	$1,059	106%
Net Revenue (Enterprise)	$734	$780	106%

Following the Enterprise Division Sale (After Fiscal July)
Performance Metric	Goal (in $MM)	Actual (in $MM)	Percentage Achieved
EBITDA (Corporate)	$402	$520	129%
Billings (Corporate)	$813	$917	113%
Net Revenue (Corporate)	$789	$860	109%

After the AIP pool has been funded, our President and Chief Executive Officer (with input from our Chief People Officer) may exercise discretion to adjust the funded percentages. In fiscal 2021, this discretion was applied to increase the Corporate-aligned AIP pool funding from 133% to 142%, to increase the Consumer-aligned AIP pool funding from 126% to 140% and to decrease the Enterprise-aligned AIP pool funding from 178% to 143% (in each case, for the first half of fiscal 2021). In fiscal 2021, this discretion was also applied to decrease the Corporate-aligned AIP pool funding from 143% to 137% (for the period of fiscal 2021 following Fiscal July). No adjustments were made with respect Corporate-, Consumer- or Enterprise-aligned AIP pool funding for Fiscal July.

After the funding of each AIP segment (Corporate, Consumer and Enterprise) was determined by the Committee, individual incentives for each of our named executive officers were then determined by the Committee by applying the relevant AIP pool funding percentage for the named executive officer to the named executive officer’s individual incentive target. The actual amount paid to the named executive officer is then determined by multiplying that amount by a discretionary multiplier determined by the Committee, based on its assessment of the named executive officer’s individual performance relative to predetermined operational and strategic goals. Based on individual performance, a named executive officer was eligible to earn 0% to 200% of the total funded AIP amount.

For our named executive officers who were eligible to participate in our AIP, individual goals related to our financial and operational performance, as well as adding new portfolio offerings, strategic transactions, building out existing offerings, consumer and enterprise customer initiatives, business optimization and driving a diverse and inclusive culture. These operational and strategic goals were designed to be challenging but achievable with strong management performance.

Following the end of the year, each of our named executive officers assessed the named executive officer’s individual performance against that named executive officer’s individual performance goals for the fiscal year. For fiscal 2021, our President and Chief Executive Officer reviewed these self-assessments (other than with respect to our President and Chief Executive Officer) and the achievement of each named executive officer who was then employed by us and recommended an attainment level for each named executive officer’s annual incentive based on individual performance. After reviewing our President and Chief Executive Officer’s recommendations and these self-assessments, the Committee recommended, and the Board approved the following AIP payouts:

Named Executive Officer	Actual Payout ($)(1)
Peter Leav	3,002,400
Venkat Bhamidipati	1,084,200
Gagandeep Singh	360,904(2)
Lynne Doherty McDonald	255,200(3)
(1)
Terry Hicks did not receive a payout under our AIP for fiscal 2021 due to his termination of employment with us prior to the time bonuses were paid.
(2)
AIP target (and, as a result, AIP payout) for Gagandeep Singh was prorated due to Gagandeep’s hire date after the beginning of fiscal 2021 as described above.
(3)
On August 15, 2021, the Company paid Lynne Doherty McDonald a pro-rated target bonus of $255,200 under the AIP for the period through the end of Fiscal July.

Commission Arrangement for Lynne Doherty McDonald

In addition to participating in the AIP (as of the beginning of fiscal 2021), through the end of Fiscal July, Lynne Doherty McDonald was eligible to earn cash commission payments based on Annual Bookings related to our Enterprise business unit, which were paid within 30 days of being earned. Annual Bookings are a non-GAAP financial measure, which are defined as contractual commitments for McAfee to provide product, support, subscription and/or professional services to a customer over a contractual term. Under this arrangement, Lynne Doherty McDonald would have been eligible to earn up to $675,070 on a full-year basis if the Annual Bookings – Enterprise target was achieved. Lynne Doherty McDonald’s commission payment rates, as in effect while Lynne was employed by us, are summarized below:

Attainment (% of Goal)	Commission Rate
0-100%	0.036%
>100-101%	0.125%
>101-102.5%	0.214%
>102.5%	0.285%

The Annual Bookings – Enterprise goal for fiscal 2021 was $1,388,000,000 but was pro-rated based on Lynne’s termination date. To the extent attainment exceeds the relevant tier shown above, commissions would be earned at the higher commission rate reflected above. Based on actual achievement through the end of Fiscal July equal to $918,827,204 (66.2% of the full-year target level), Lynne received an actual payout for fiscal 2021 equal to $423,534.

Long-Term Incentives

The Board believes that members of senior management should hold a personally significant interest in the equity of the Company. In furtherance of this philosophy, the Company issued incentive equity awards to our senior management team in fiscal 2021, which (in combination with personal investments in the Company’s equity made, and incentive equity awards from prior fiscal years held, by certain members of our senior management team) serve to align their interests and the interests of our equityholders.

Long-term incentives continued to be the most heavily weighted component of our executive compensation program for named executive officers in fiscal 2021. This reflects our focus on aligning executive interests with those of our equityholders, supporting a pay-for-performance philosophy, and encouraging executives to take actions that we believe will grow the value of the Company over time. We also believe that long-term equity awards serve an important retentive function and are essential to attract and retain talented leaders in the competitive market in which we operate.

Pre-IPO Long-Term Incentive Program

Before our IPO, FTW (our ultimate parent company prior to our IPO) maintained an incentive equity plan (the “2017 Plan”) under which we issued profits interests (called Management Incentive Units or “MIUs”) and RSUs to our senior management team and other employees and service providers. These awards held by certain of our named executive officers are generally eligible to vest based on continued employment over four years, subject to accelerated vesting in connection with the Merger as described below.

Pre-IPO Purchased Equity Program

Prior to our IPO, we also offered each of our named executive officers the opportunity to purchase Class A Units of FTW at fair market value. Because the Class A Units purchased by our named executive officers represent an investment of personal funds by the executives, these units were not subject to a vesting requirement and are not reflected in the executive compensation tables below. Of our named executive officers who remain employed by us, Peter Leav made a personal cash investment in Class A Units of FTW.

IPO-Related Changes to Pre-IPO Equity Holdings and Post-Lockup Transfer Restrictions on Pre-IPO Equity

Prior to our IPO, our business was conducted through FTW and its subsidiaries. FTW is treated as a partnership for U.S. federal income tax purposes. Our IPO was conducted through what is commonly referred to as an “Up-C” structure. The Up-C structure can allow existing owners of a partnership (or limited liability company that is treated as a partnership for U.S. federal income tax purposes) to continue to realize the tax benefits associated with their ownership of an entity that is treated as a partnership for income tax purposes following an initial public offering, and provides potential tax benefits and associated cash flow to both the issuer corporation and the existing owners of the partnership (including FTW as a limited liability company that is treated as a partnership for U.S. federal income tax purposes). Our continuing pre-IPO equityholders (which included our named executive officers other than Gagandeep Singh) have the right, from time to time and subject to certain restrictions, to exchange one or more of their FTW units for (1) either (i) cash based upon the market price of the shares of our Class A common stock (in the case of MIUs, after those MIUs are exchanged for FTW Class A Units of equal value), or (ii) at our option, shares of our Class A common stock on a one-for-one basis (in the case of MIUs, after those MIUs are exchanged for FTW Class A Units of equal value) and we will cancel a corresponding number of shares of Class B common stock held by the exchanging member in connection therewith, to the extent the exchanging member has shares of Class B common stock, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications, and other similar transactions and (2) payments of additional amounts pursuant to our tax receivable agreement (which is described above and which was amended in connection with the signing of the definitive agreement related to the Merger, as also described above). Because the payments under the tax receivable agreement do not represent compensation to our named executive officers, no amount is shown in the compensation tables below related to those payments.

In connection with our IPO, each of our named executive officers other than Gagandeep Singh (who was not employed by us at the time) entered into an equity adjustment agreement that provided for certain adjustments to their equity and equity-based awards issued by FTW prior to our IPO. Under each of these equity adjustment agreements (i) FTW Class A Units issued to the named executive officer before the completion of our IPO (whether purchased directly or issued in connection with the vesting of awards) may, at the election of the applicable named executive officer, be exchanged for Class A common stock, (ii) vested MIUs, including MIUs that become vested following our IPO, may, at the election of the participant, be exchanged for Class A common stock, (iii) MIUs that were not vested at the time of our IPO remained outstanding and continued to vest on and be subject to the same terms and conditions that applied prior to our IPO, except for the adjustments described in the following paragraph, (iv) outstanding phantom profits interests (referred to as Management Equity Participation Units or “MEPUs”) and RSUs that by their terms became payable in connection with our IPO were generally settled in shares of Class A common stock following our IPO, and (v) outstanding MEPUs and RSUs that were not vested as of immediately before the completion of our IPO were converted into RSUs in respect of Class A common stock (“Converted RSUs”), and such Converted RSUs continued to vest on and be subject to the same terms and conditions that applied to the corresponding RSU prior to our IPO, except that upon vesting the Converted RSU would be settled in Class A common stock.

The portion of any award subject to vesting based on TPG and certain co-investors receiving specified returns (which were held only by Terry Hicks among our named executive officers who remained employed as of our IPO) were adjusted so that the vesting after our IPO was based on the returns received by TPG (and not other co-investors). Further, in January 2021, the Committee approved an additional vesting opportunity with respect to all awards (including those held by our named executive officers) that are eligible to vest based on TPG receiving specified returns such that these awards, if they had not earlier vested based on TPG returns, would be eligible to vest in three equal installments on the first three anniversaries of our IPO.

Additionally, after the expiration of the post-IPO lock-up period, our named executive officers who were then employed by us became subject to additional transfer restrictions on all MIUs, as well as all FTW Class A Units and Class A common stock that they acquired prior to our IPO (or under awards originally granted prior to our IPO). Specifically, after our post-IPO lock-up expired on April 19, 2021, the named executive officers are limited to selling the sum of the following on a quarterly basis: (i) 5.0% of vested Class A common stock received in respect of vested equity awards (or upon exchange of vested MIUs or Class A Units as described above), (ii) 5.0% of the shares of Class A common stock the applicable executive is eligible to receive in respect of the named executive officer’s exchange of vested Class A Units, and (iii) the shares of Class A common stock the applicable named executive officer is eligible to receive in respect of the exchange of 5.0% of the number of vested MIUs subject to each of the applicable MIU grants to each such executive. Furthermore, on each date on which TPG sells any portion of its shares of Class A common stock, to the extent it would result in the ability to sell more shares of Class A common stock than the remaining amounts available for sale as described in the immediately preceding sentence, the applicable named executive officer will be permitted to sell a pro rata portion of such Class A common stock or Class A common stock the named executive officer could receive upon exchange of the named executive officer’s Class A Units or MIUs, in each case, based on the percentage of Class A common stock and Class A Units sold by TPG.

Post-IPO Long-Term Incentive Program

Under our post-IPO long-term incentive program, awards are provided in the form of time-based RSUs (which we generally refer to simply as “RSUs”) and performance-based RSUs (which we refer to as “PSUs”). For our President and Chief Executive Officer, long-term incentive awards are weighted 50% toward RSUs and 50% toward PSUs. For our Executive Vice Presidents, long-term incentive awards are weighted 60% toward RSUs and 40% toward PSUs. Under our current program, RSUs generally vest on a quarterly basis (with a one-year vesting cliff for any new hires) over a four-year period (generally starting with the beginning of the quarter in which the grant is made). PSUs will generally be eligible to vest based on performance over a three-year period. With respect to each grant of PSUs, it is anticipated that there will be three one-year performance measurement periods within that three-year performance period and that the Committee will determine, on an annual basis, the performance targets that apply with respect to the PSUs. The last PSU grants to our then-employed named executive officers were made in the fourth quarter of fiscal 2020 and, of those PSUs, one-third are eligible to vest based on achievement of performance targets for each of the relevant fiscal years within the three-year performance period and vest following the end of the three-year period.

From the beginning of fiscal 2021 through the end of Fiscal July, the metrics that applied to our PSUs linked to 2021 performance were Billings, Unlevered Free Cash Flow and EBITDA, with each performance metric weighted at 33.3%. In connection with the Enterprise Division Sale, the Committee adjusted the metrics that applied to our 2021 performance-linked PSUs. From August 1, 2021 through the end of fiscal 2021, the metrics that applied to these PSUs were EBITDA and Net Revenue, with each performance metric weighted at 50%. As with their use under the AIP, the Committee believes success against those metrics supports the Company’s growth imperatives and long-term equity appreciation, while balancing financial metrics to capture both top-line and bottom-line growth. Unlike under the AIP, where through the end of Fiscal July performance for certain named executive officers was aligned with only one of our primary business lines, performance under our post-IPO long-term incentive program is measured based on the performance of McAfee as a whole.

Treatment of Long-Term Incentive Awards in Connection with the Merger

Pursuant to the Merger Agreement and immediately prior to the effective time of the Merger, equity awards and rights held by our named executive officers will be treated as follows (which is consistent with how rights held by other employees are treated):

•
Each RSU and PSU that is outstanding and vested as of the effective time (including each RSU and each PSU that accelerates and becomes vested by its terms in connection with the Merger) will be canceled and converted into the right to receive, without interest, an amount in cash equal to the number of shares of our Class A common stock subject to the vested RSU or PSU award as of immediately prior to the effective time multiplied by $26.00.
•
Each then-outstanding unvested MIU will become vested pursuant to the terms thereof or the terms of the Merger agreement.
•
Each right to receive previously accrued but not yet paid cash dividends or distributions in respect of equity awards, FTW Class A Units, or MIUs will be assumed, honored, or continued in accordance with its terms.
•
Each equity award that is then outstanding and not vested will be converted into a cash award (referred to herein as a “Cash Award”), which will remain subject to the same time-vesting terms and conditions that apply immediately prior to the effective time, and will be paid out on the next payroll date following the applicable vesting date, so long as the applicable portion becomes vested prior to the applicable holder’s termination of service. Each Cash Award will be subject to vesting, payment, and other conditions that are no less favorable to each such holder than those that applied to the corresponding equity award immediately prior to the consummation of the Merger.
•
With respect to each Cash Award deriving from an RSU or PSU that is not vested, each Cash Award will provide each applicable holder with the opportunity to be paid an amount in cash equal to (i) the number of shares of our Class A common stock subject to such RSU or PSU as of immediately prior to the effective time multiplied by (ii) $26.00; provided, that (A) in the case of a PSU that is not vested and that has an applicable one-year performance period that ends on or ended prior to the effective time, for purposes of determining the number of shares of our Class A common stock subject to such PSU to be converted into a Cash Award, such PSU shall be deemed earned based on the actual performance of McAfee during such performance period, and (B) in the case of a PSU that is not vested and that has an applicable one-year performance period that ends after the effective time, for purposes of determining the number of shares of our Class A common stock subject to such PSU to be converted into a Cash Award, the number of shares of our Class A common stock subject to such PSU shall be determined as though such performance conditions were satisfied at the applicable target levels.

Following the execution of the Merger agreement, McAfee and the purchasing parties further agreed to provide a special vesting opportunity (the “Special Vesting Opportunity”) to certain employees and other service providers in connection with the closing of the transactions contemplated by the Merger agreement and generally subject to an applicable individual’s continued employment or other service to McAfee and its affiliates through the time that is immediately prior to the closing of the Merger. None of our named executive officers will benefit from the Special Vesting Opportunity because they hold equity awards that by their terms will exceed the benefit provided by the Special Vesting Opportunity.

Fiscal 2021 Long-Term Incentive Awards

The equity awards granted to our named executive officers during fiscal 2021 are summarized below:

Named Executive Officer	RSUs	PSUs
Peter Leav (Distribution Adjustment Grants)(1)	37,993	9,425
Venkat Bhamidipati (Distribution Adjustment Grants)(1)	130,397	—
Gagandeep Singh (Initial Hiring Grant)(2)	1,143,118	—
Lynne Doherty McDonald (Distribution Adjustment Grants)(1)	—	—
Terry Hicks (Distribution Adjustment Grants)(1)	66,842	13,030
(1)
Reflects “make whole” RSU, and, in the case of Peter Leav and Terry Hicks, PSU grants to each named executive officer in connection with certain distributions made to our equityholders during fiscal 2021. These “make whole” grants vest on the same basis as the awards to which they relate. With respect to Terry Hicks, the “make whole” RSUs listed above include “make whole” RSUs issued in respect of pre-IPO PSUs that were modified in January 2021 to add a time-based vesting schedule whereby the awards would vest in three equal annual installments on each of the first three anniversaries of our IPO.

(2)
Granted to Gagandeep Singh under our post-IPO incentive equity program described above in connection with Gagandeep’s hire.

Sign-On, Retention and Special Incentive Bonuses

The Committee may elect to award special bonuses as it deems appropriate for recruitment, retention, or incentive purposes. The Committee determines the level of the bonuses as well as the specific terms based on its review of the competitive market, including compensation offered by competing employers, as well as compensation to be forfeited by the executive upon joining the Company.

On December 31, 2020, during our 2021 fiscal year, Lynne Doherty McDonald received the third and final $500,000 installment of Lynne’s hiring bonus package that had totaled $1,500,000.

Employee Benefits

Employee health and wellbeing are of great importance to us, therefore ensuring our benefits remain highly competitive is a key focus for McAfee. We continuously review our benefit offerings with the goal of providing competitive benefits that have our employees and their unique family needs in mind. In addition to standard medical and retirement offerings, we offer on a global basis benefits like tuition reimbursement programs, domestic partner coverage and other family-friendly initiatives. We strive to maintain market competitive employee benefits to attract and retain top talent. Our named executive officers are eligible to participate in our broad-based employee benefit plans on the same terms as our other salaried U.S.-based employees, including our 401(k) plan and our health and welfare benefit plans.

We also provide a nonqualified deferred compensation plan, the McAfee Nonqualified Deferred Compensation Plan (the “NQDC Plan”). The NQDC Plan provides a vehicle for additional deferred compensation with discretionary matching contributions from the Company. No match under the NQDC Plan was provided in fiscal 2021. We believe that this type of plan is consistent with competitive pay practices and is an important element in attracting and retaining talent in a competitive market. Please see “—Nonqualified Deferred Compensation for Fiscal 2021” and accompanying narrative disclosure for further information regarding the NQDC Plan.

Perquisites and Executive Benefits

We offer limited perquisites and executive benefits to our named executive officers, including financial planning services and enhanced business travel benefits. While we generally weight executive compensation heavily toward total direct compensation (and particularly performance-based compensation), we believe the modest costs associated with these perquisites and benefits enhance executive retention.

Employment Arrangements

The Company generally executes an offer of employment before an executive joins the Company and, if applicable, will generally provide an updated offer of employment at the time of promotion. Those offers typically provide, among other things, the basic terms of the executive’s employment, including the executive’s start date, starting salary and bonus target. In more limited cases, we may enter into employment agreements with our most senior executives. The terms of the employment agreements, offer and promotion letters are based on competitive market data, including in some cases compensation that may be paid by a competing employer or forfeited upon separation from the executive’s prior employer.

Employment agreements, offer letters and other letter agreements with our named executive officers that were entered into in or prior to fiscal 2021 remained in effect during fiscal 2021, and are described further below.

Severance and Change in Control Arrangements

As described in further detail under “—Potential Payments Upon Termination or Change in Control for Fiscal 2021” below, we have entered into employment or letter agreements with certain of our named executive officers that provide for severance benefits in the event their employment is terminated in certain circumstances and provide certain change in control benefits. We believe that reasonable severance and change in control benefits are appropriate in certain circumstances to attract and retain top talent.

Equity Ownership Requirements

Each of our executive officers has a significant interest in our equity, whether held directly or as the result of outstanding equity-based awards. The Committee believes that equity ownership by senior management and non-employee directors aligns executive officer and shareholder interests and that, even after their equity is vested, members of senior management and non-employee directors should maintain a meaningful baseline equity stake in our business. In connection with our IPO, we adopted equity ownership requirements that apply to our named executive officers and non-employee directors (other than those associated with TPG and Intel).

Our minimum equity ownership requirements for our executive officers and non-employee directors require holdings of vested equity and equity-based awards with the following values:

Position	Applicable Target
Chief Executive Officer	2.5x of target annual cash compensation
Executive Vice Presidents	1.5x of target annual cash compensation
Employees at the level of Senior Vice President or above who have been designated by the Board	1.0x of target annual cash compensation
Non-employee director	$500,000

The value of a share of our Class A common stock is determined based on the average calendar month-end closing price over the 12 calendar months of the calendar year immediately preceding the relevant measurement date. The value of an FTW unit is based on its implied value determined by applying the foregoing methodology to value a share of Class A common stock (where applicable to MIUs, less any unsatisfied return threshold). A stock option is valued at the value of the underlying shares of Class A common stock under the foregoing methodology less the applicable exercise price. Any shares that would be withheld or sold to pay any applicable withholding tax upon exercise of an option or delivery of shares will nonetheless be considered owned for purposes determining an executive officer’s ownership level.

Any executive officer or non-employee director who does not meet or exceed the foregoing requirements is subject to a 50% retention requirement that restricts the sale by such executive officer or non-employee directors’ equity. The retention requirements do not apply to equity that was vested prior to our IPO, or shares withheld or sold to satisfy tax or exercise price payment obligations. Each named executive officer is required to achieve the applicable level of ownership by the 5th anniversary of the date on which the named executive officer was first employed. A named executive officer who, due to a promotion, becomes subject to a higher level of ownership is required to achieve such higher level of ownership within 18 months after the date of such promotion. Each covered non-employee director is required to achieve the applicable level of ownership by the 4th anniversary of the date on which covered non-employee director was first appointed to the Board.

Once the requisite level has been achieved, ownership of the required amount must be maintained for as long as the individual remains subject to the minimum equity ownership requirements, except that an executive officer or non-employee director will not be considered out of compliance if the value of the individual’s equity declines between one measurement date and the next so long as the individual comes into compliance by the subsequent measuring date.

As noted above, in connection with our IPO, each of the named executive officers also agreed to certain extended transfer restrictions that apply to equity originally issued to them prior to our IPO.

Clawback Policy

We have adopted a clawback policy that permits us, subject to certain conditions, to recoup, cancel, and/or reduce performance-based awards in the event of a restatement of the Company’s financial results due to material noncompliance with financial reporting requirements, restatement of results, or other errors/omissions. Our clawback policy applies to our named executive officers who are currently employed by us.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the deductibility of compensation paid to certain individuals to $1.0 million per year and may fully or partially limit deductions associated with compensation paid to our named executive officers. In certain cases, the Committee may consider the potential impact of Section 162(m) of the Code when structuring our executive compensation arrangements with our named executive officers. However, the Committee retains flexibility to approve compensation arrangements that promote the objectives of our compensation program, but which may not qualify for full or partial tax deductibility.

Compensation Committee Report

The Leadership Development and Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on such review and discussions, the Leadership Development and Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Leadership Development and Compensation Committee

Jon Winkelried, Chair

Sohaib Abbasi

Tim Millikin

Jeff Woolard

Summary Compensation Table for Fiscal 2021

The following table provides information regarding the compensation earned by our named executive officers for fiscal 2021, 2020 and 2019.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Earnings on Nonqualified Deferred Compensation(5)	All Other Compensation ($)(6)	Total ($)
Peter Leav President and Chief Executive Officer	2021 2020	900,000 825,000	— —	5,144,616 26,484,443	3,002,400 2,000,088	— —	1,773 6,000	9,048,789 29,315,531
Venkat Bhamidipati Executive Vice President and Chief Financial Officer	2021 2020	650,000 214,205	— —	— 16,820,194	1,084,200 291,069	1,840 —	1,625 11,671	1,737,665 17,377,139
Gagandeep Singh Executive Vice President, Chief Product and Revenue Officer	2021	156,818	—	23,857,587	360,904	—	1,625	24,376,934
Lynne Doherty McDonald Former Executive Vice President, Global Sales and Marketing, Enterprise Business Group	2021 2020	495,833 563,447	755,200 1,133,236	— 9,910,749	423,534 535,570	— —	12,161 6,000	1,686,728 12,149,002
Terry Hicks Former Executive Vice President, Consumer Business Group	2021 2020 2019	508,807 650,000 650,000	— — —	7,047,470 1,714,635 768,215	— 1,197,056 1,265,684	736 — —	264,285 6,000 3,885	7,821,298 3,567,691 2,687,784

(1)
Amounts reported in this column reflect the base salaries earned for fiscal 2021, 2020 and 2019, as applicable. The base salaries for Gagandeep Singh in fiscal 2021, and Peter Leav, Venkat Bhamidipati and Lynne Doherty McDonald in fiscal 2020, were pro-rated to reflect their mid-year hire dates with the Company. The base salaries for Lynne Doherty McDonald and Terry Hicks relate to the periods in fiscal 2021 prior to the time of their termination.
(2)
The amount reported in this column for Lynne Doherty McDonald in fiscal 2021 represents the sum of the final installment of a sign-on bonus paid in connection with Lynne’s hire in May 2020 ($500,000) and the payment of Lynne’s fiscal 2021 AIP bonus ($255,200), which was pro-rated at target for the period through the end of Fiscal July. The amount reported in this column for Lynne Doherty McDonald in fiscal 2020 represents two installments of a sign-on bonus paid in connection with Lynne Doherty McDonald’s hire in May 2020 as well as the minimum amount to which Lynne Doherty McDonald was entitled under Lynne Doherty McDonald’s special commission arrangement for the fiscal quarter in which Lynne Doherty McDonald joined the Company. Please see “Compensation Discussion and Analysis” above for further information regarding the bonuses that were paid in fiscal 2021.
(3)
Amounts reported in this column reflect the aggregate grant date fair value of RSUs (issued by FTW prior to our IPO and by the Company after our IPO), PSUs and MIUs awarded in fiscal 2021, 2020 and 2019, as applicable, computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation and, in the case of the performance-based awards, calculated based on the probable level of achievement of the underlying performance conditions. Because the performance conditions applicable to certain performance-based awards included market-based vesting conditions outside of the control of the Company, the grant date fair value of the awards based on the probable level of achievement of the performance conditions was zero under applicable accounting rules. Because the performance metrics applicable to the PSUs issued to Peter Leav and Terry Hicks in fiscal 2020 were not determined until fiscal 2021, under the applicable accounting rules, the PSUs were not treated as granted in fiscal 2020 and therefore the grant date value is shown above related to those awards in fiscal 2021. The fiscal 2021 amount for Terry Hicks also includes the incremental charges under FASB ASC Topic 718 related to the continued vesting of certain awards following Terry’s termination of employment. Also excluded from this table are values associated with (i) 58,808 RSUs granted to Terry Hicks in connection with our June 2019 distribution, (ii) 189,928 RSUs granted to Peter Leav, 93,528 RSUs granted to Venkat Bhamidipati, 23,024 RSUs granted to Lynne Doherty McDonald and 17,816 RSUs granted to Terry Hicks, in each case, in connection with the October 2020 distributions by FTW of cash and securities of a corporate subsidiary, and (iii) 40,639 RSUs and 9,425 PSUs granted to Peter Leav, 130,397 RSUs granted to Venkat Bhamidipati and 66,842 RSUs and 13,030 PSUs granted to Terry Hicks, in each case, in connection with regular and special dividends paid by us in fiscal 2021. In each case, the RSUs and PSUs described in the preceding sentence were treated as adjustments to previously granted awards and did not result in any incremental charge under FASB ASC Topic 718 for the fiscal year of the distribution or any prior fiscal year. See Note 12 to our audited financial statements that appear in our Annual Report on this Form 10-K for a discussion of the relevant assumptions used in calculating these amounts.
(4)
Other than with respect to Lynne Doherty McDonald’s fiscal 2021 AIP cash payment, which is set forth in the “Bonus” column in light of the payment in connection with our Enterprise Division Sale, amounts reported in this column represent cash payments made to the named executive officers under the AIP and, in the case of Lynne Doherty McDonald, fiscal 2021 and 2020 commission payouts (for fiscal 2020, less the guaranteed minimum amount for the fiscal quarter in which Lynne Doherty McDonald joined the Company). In the case of Gagandeep Singh, Gagandeep’s respective fiscal 2021 AIP payout was prorated to reflect Gagandeep’s mid-year hire date as described above and the terms of his offer letter. In the case of Peter Leav, Venkat Bhamidipati and Lynne Doherty McDonald, their respective fiscal 2020 AIP payouts (and Lynne Doherty McDonald’s fiscal 2020 commission payout) were prorated to reflect their mid-year hire dates. Please see “Compensation Discussion and Analysis” for further information regarding the AIP.
(5)
The amount reflected in this column for Venkat Bhamidipati and Terry Hicks reflect the portion of the fiscal 2021 earnings under the Company’s nonqualified deferred compensation plan that are classified as “above-market” pursuant to SEC Rules. Terry’s amount also reflects the “above-market” portion of dividends and interest that Terry received in fiscal 2021 ($179) pursuant to the Company’s non-qualified deferred compensation plan.
(6)
The amounts reported in this column for fiscal 2021 and 2020 consist of (i) 401(k) matching contributions for each of the named executive officers, (ii) financial planning services provided to Venkat Bhamidipati ($5,671 in fiscal 2020), Lynne Doherty McDonald ($10,404 in fiscal 2021) and Terry Hicks ($3,401 in fiscal 2021), (iii) severance amounts paid to Terry Hicks during fiscal 2021 in the amount of $250,009, (iv) a payment in lieu of a company-subsidized trip earned by Terry Hicks under our Excellence Club program ($5,000), (v) a nominal points-based recognition program award provided to Peter Leav and Lynne Doherty McDonald and (vi) tax reimbursements for Peter Leav, Lynne Doherty McDonald and Terry Hicks of $68.02, $51.91 and $4,251 in 2021, respectively, associated with the points-based recognition program and the Excellence Club program.

Grants of Plan-Based Awards Table for Fiscal 2021

The following table provides information regarding the possible payouts to our named executive officers in fiscal 2021 under the AIP and Lynne Doherty McDonald’s special commission arrangement, as well as equity awards granted in fiscal 2021 to our named executive officers.

			Estimated Possible Payouts Under Non-equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Committee Approval Date	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
Peter Leav		—	—	1,350,000	5,400,000	—	—	—	—	—
	12/15/2020	12/9/2021				339,147	484,496	629,845	—	5,144,616(2)
	1/20/2021	1/20/2021	—	—	—	—	—	—	11,245	—(4)
	1/20/2021	1/20/2021	—	—	—	1,735	2,479	3,223	—	—(4)
	4/9/2021	4/9/2021	—	—	—	—	—	—	9,736	—(4)
	4/9/2021	4/9/2021	—	—	—	1,623	2,318	3,013	—	—(4)
	7/9/2021	7/9/2021	—	—	—	—	—	—	7,657	—(4)
	7/9/2021	7/9/2021	—	—	—	1,387	1,981	2,575	—	—(4)
	10/8/2021	10/8/2021	—	—	—	—	—	—	9,355	—(4)
	10/8/2021	10/8/2021	—	—	—	1,854	2,649	3,444	—	—(4)
Venkat Bhamidipati		—	—	650,000	2,600,000	—	—	—	—	—
	1/20/2021	1/20/2021	—	—	—	—	—	—	4,316	—(4)
	4/9/2021	4/9/2021	—	—	—	—	—	—	3,765	—(4)
	7/9/2021	7/9/2021	—	—	—	—	—	—	2,988	—(4)
	8/27/2021	8/27/2021	—	—	—	—	—	—	115,021	—(4)
	10/8/2021	10/8/2021	—	—	—	—	—	—	4,307	—(4)
Gagandeep Singh		—	—	300,000	1,200,000	—	—		—	—
	10/19/2021	10/19/2021	—	—	—	—	—		1,143,118(3)	23,857,587
Lynne Doherty McDonald		—	—	224,995	224,995	—	—	—	—	—
		—	—	675,070(5)	—	—	—	—	—	—
	5/17/2021	5/17/2021	—	—	—	—	—	—	—	—(6)
Terry Hicks		—	—	778,883	3,115,530	—	—	—	—	—
	12/15/2020	3/26/2021	54,263	77,519	100,775	—	—	—	—	663,804(2)

	8/27/2021	8/27/2021	—	—	—	—	—	—	66,842	—(4)
	8/27/2021	8/27/2021	—	—	—	9,121	13,030	16,939	—	—(4)
	9/28/2021	10/6/2021	—	—	—	—	—	—	—	6,383,666(7)

(1)
Except as described in footnote 4 below, these amounts represent target and maximum cash award levels set in fiscal 2021 under the AIP. Under our AIP design for fiscal 2021, no threshold applied to AIP bonuses. Maximum payouts assume that the AIP was funded at maximum levels based on applicable Company and/or business unit performance and individual performance was also achieved at maximum levels. In the case of Gagandeep Singh, Gagandeep’s respective fiscal 2021 AIP threshold, target and maximum levels were prorated to reflect Gagandeep’s hire date after the beginning of fiscal 2021 as describe above. The amount actually paid to each named executive officer under the AIP is reported as Non-Equity Incentive Plan Compensation in the “Summary Compensation Table for Fiscal 2021.” Because Terry Hicks terminated employment with us in fiscal 2021, Terry was not eligible for a bonus under our AIP in fiscal 2021.
(2)
This amount reflects the value of PSUs issued to Peter Leav and Terry Hicks in fiscal 2020, the grant date of which for purposes of FASB ASC Topic 718 occurred in fiscal 2021 because the performance metrics for these awards was determined in fiscal 2021 (and, in the case of Peter, was modified following the Enterprise Division Sale). These PSUs are generally eligible to vest based upon performance against annual financial metrics within a three-year performance period, provided in each case that the named executive officer remained continuously employed by the Company through the applicable vesting date. In connection with the Merger, these PSUs will be treated as described above under “Treatment of Long-Term Incentive Awards in Connection with the Merger.”

(3)
This amount represents time-based RSUs, which were scheduled to vest 25% on the first anniversary of the date of grant and 6.25% per quarter for the next three years after the first anniversary of the date of grant, provided that the named executive officer remained continuously employed by the Company through each vesting date, unless certain requirements for accelerated vesting were met (see “—Potential Payments Upon Termination or Change in Control for Fiscal 2021” narrative for a description of these requirements). In connection with the Merger, these PSUs will be treated as described above under “Treatment of Long-Term Incentive Awards in Connection with the Merger.”
(4)
Awards shown in the applicable row above represent additional time- and/or performance-based RSUs granted in connection with regular and special dividends paid by us in fiscal 2021. The time-based RSUs vest on a quarterly basis beginning on the last day of the quarter in which the grant date fell provided that the named executive officer has remained continuously employed by the Company through each vesting date, unless the named executive officer meets certain requirements for accelerated vesting (see “—Potential Payments Upon Termination or Change in Control for Fiscal 2021” narrative for a description of these requirements). During fiscal 2021, PSUs were eligible to vest either (i) 100% based upon TPG receiving a specified investment return (or under an alternative time-based vesting schedule, in three equal annual installments on each of the first three anniversaries of our IPO), or (ii) based upon performance against annual financial metrics within a three-year performance period, provided in each case that the named executive officer remained continuously employed by the Company through the applicable vesting date. These additional RSUs were treated as an adjustment to an award of RSUs granted to the applicable named executive officer in a prior fiscal year and, as a result, each had a grant date fair value, computed in accordance with FASB ASC Topic 718, of zero. In connection with the Merger, these RSUs and PSUs will be treated as described above under “Treatment of Long-Term Incentive Awards in Connection with the Merger.”
(5)
This amount represents the target cash award levels set in fiscal 2021 under Lynne Doherty McDonald’s special commission arrangement. Because Lynne terminated employment with us in fiscal 2021, the payout under Lynne’s special commission arrangement corresponds to the portion of fiscal 2021 during which she was employed by the Company.
(6)
As discussed further below under “—Stock and Units Vested in Fiscal 2021,” the Committee approved the accelerated vesting of 140,000 of Lynne’s RSU’s in connection with the Enterprise Division Sale. This modification did not result in an incremental fair value charge under FASB ASC Topic 718.
(7)
This amount represents the incremental fair value under FASB ASC Topic 718 related to the modification of certain of Terry Hicks’ RSUs and MIUs in connection with the continued vesting of certain awards following Terry’s termination of employment.

Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table

Employment Agreement with Peter Leav

In connection with Peter Leav’s commencement of employment as our President and Chief Executive Officer, Peter Leav entered into an employment agreement that became effective on February 3, 2020, and was subsequently amended on October 1, 2020 in connection with our IPO. Peter Leav’s amended employment agreement provides for an annual base salary of $900,000, a target bonus equal to 150% of annual base salary and an entitlement to participate in our employee benefit plans and programs made available to executive level employees. Pursuant to Peter Leav’s amended employment agreement, in fiscal 2020, Peter Leav was also granted 1,874,456 RSUs and 1,249,636 MIUs with an original return threshold of $8.64 per unit, and Peter Leav purchased 57,856 Class A Units.

In addition, any compensation paid to Peter Leav is subject to recoupment to the extent required by law, the limited liability company agreement of FTW, our equity plans, the award agreements governing the awards granted under our equity plans, Peter Leav’s subscription agreement, our clawback policy, or the requirements of the exchange on which the shares of an affiliate of ours are listed.

See “—Potential Payments Upon Termination or Change in Control for Fiscal 2021” for a description of the termination-related provisions under Peter Leav’s employment agreement.

Employment Agreement with Venkat Bhamidipati

In connection with Venkat Bhamidipati’s commencement of employment, Venkat Bhamidipati entered into an employment agreement, effective September 2, 2020, and was subsequently amended on September 30, 2020 in connection with our IPO, that provides for an annual base salary of $650,000, a target annual bonus equal to 100% of annual base salary and an entitlement to participate in our employee benefit plans and programs made available to executive level employees. Pursuant to Venkat Bhamidipati’s amended employment agreement, Venkat Bhamidipati was also granted 800,000 RSUs and 800,000 MIUs with an original return threshold of $8.64 per unit.

In addition, any compensation paid to Venkat Bhamidipati is subject to recoupment to the extent required by law, the limited liability company agreement of FTW, the 2017 Plan, the award agreements governing the awards granted under the 2017 Plan, Venkat Bhamidipati’s subscription agreement, our clawback policy, or the requirements of the exchange on which the shares of an affiliate of ours are listed.

See “—Potential Payments Upon Termination or Change in Control for Fiscal 2020” for a description of the termination-related provisions under Venkat Bhamidipati’s employment agreement.

Offer Letter with Gagandeep Singh

Gagandeep Singh is party to an offer letter with the Company providing for an annual base salary of $600,000 and an annual incentive bonus target equal to $600,000 per full fiscal year. Pursuant to Gagandeep Singh’s offer letter, Gagandeep Singh also was granted 1,143,118 RSUs in fiscal 2021.

See “—Potential Payments Upon Termination or Change in Control for Fiscal 2021” for a description of the termination-related provisions under Gagandeep Singh’s offer letter.

Offer Letter with Lynne Doherty McDonald

Prior to Lynne Doherty McDonald’s termination of employment in fiscal year 2021, Lynne was party to an offer letter with the Company providing for an annual base salary of $850,000 and an annual incentive bonus target equal to 105.9% of annual base salary. Pursuant to Lynne Doherty McDonald’s offer letter, Lynne Doherty McDonald also (i) was granted 500,000 RSUs and 2,435,504 MIUs with an original return threshold of $8.64 per unit in fiscal 2020, and (ii) received the hiring bonus described above under “Sign-On, Retention and Special Incentive Bonuses” in the “Compensation Discussion and Analysis”.

See “—Potential Payments Upon Termination or Change in Control for Fiscal 2020” for a description of the termination-related provisions under Lynne Doherty McDonald’s offer letter.

Letter Agreement with Terry Hicks

Prior to Terry Hicks’ termination of employment in fiscal year 2021, Terry was party to a letter agreement with the Company providing for an annual base salary of $650,000 and an annual incentive bonus target equal to 115.39% of annual base salary.

Outstanding Equity Awards at Fiscal Year-End for Fiscal 2021

The following table summarizes unvested stock awards held by each named executive officer on December 25, 2021.

		Stock Awards
Name	Grant Date(1)	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested ($)(2)
Peter Leav	2/3/2020	702,924(3)	15,879,967	—	—
	2/24/2020	1,051,122(4)	27,045,369	—	—
	10/20/2020	131,076(4)	3,372,585	—	—
	12/15/2020	362,530(4)	9,327,897	339,147(5)	8,726,252(5)
	1/20/2021	7,906(6)	203,421	1,735(6)	44,642(6)
	4/9/2021	7,407(6)	190,582	1,623(6)	41,760(6)
	7/9/2021	6,329(6)	162,845	1,387(6)	35,688(6)
	10/8/2021	8,468(6)	217,882	1,854(6)	47,703(6)
Venkat Bhamidipati	8/13/2020	550,000(3)	12,532,850	—	—
	8/13/2020	540,085(4)	13,896,387	—	—
	10/20/2020	67,346(4)	1,732,813	—	—
	1/20/2021	3,107(6)	79,943	—	—
	4/9/2021	2,954(6)	76,006	—	—
	7/9/2021	2,526(6)	64,994	—	—
	8/27/2021	105,434(6)	2,712,817	—	—
	10/8/2021	3,948(6)	101,582	—	—
Gagandeep Singh	10/19/2021	1,143,118	29,412,426	—	—
Lynne Doherty McDonald	—	—	—	—	—
Terry Hicks	—	—	—	—	—

(1)
Reflects RSUs, PSUs and MIUs granted under our long-term incentive plans.

(2)
The value is determined based on the closing price of a share of our Class A common stock as of the end of fiscal 2021 ($25.73). Where applicable, the fair market value of an MIU reflects the value of a Class A Unit of FTW less any unsatisfied return threshold.
(3)
Represents time-based MIUs, which were scheduled to vest 6.25% per calendar quarter beginning on the last day of the quarter in which the vesting commencement date fell, provided that the named executive officer has remained continuously employed by the Company through each vesting date, unless certain requirements for accelerated vesting were met (see “—Potential Payments Upon Termination or Change in Control for Fiscal 2021” narrative for a description of these requirements).
(4)
Represents time-based RSUs, which are eligible to vest on a quarterly basis (beginning with the last day of the quarter in which the vesting commencement date fell) over four years, provided that the named executive officer remained continuously employed by the Company through each vesting date, unless certain requirements for accelerated vesting were met (see “—Potential Payments Upon Termination or Change in Control for Fiscal 2021” narrative for a description of these requirements).
(5)
On December 15, 2020, a grant of PSUs was approved for Peter Leav, which is reflected above assuming threshold performance levels. These PSUs are eligible to vest based on performance over a three-year period. PSUs granted in fiscal 2020 were originally eligible to vest based on achievement of performance targets related to EBITDA, Unlevered Free Cash Flow and Billings based on the performance of McAfee as a whole, but will be treated in connection with the Merger as described above. Because the targets applicable to these PSUs were not determined until fiscal 2021, the grant date for accounting purposes occurred in fiscal 2021.
(6)
Reflects “make whole” RSU, and, in the case of Peter Leav, PSU grants to each named executive officer in connection with certain distributions made to our equityholders during fiscal 2021. These “make whole” grants vest on the same basis as the awards to which they relate.

Stock and Units Vested in Fiscal 2021

The following table summarizes the number and market value of equity awards held by each named executive officer that vested during fiscal 2021. No named executive officers held or exercised stock options during fiscal 2021.

	Stock and Unit Awards
Name	Number of Shares or Units Acquired or Vesting(1)(#)	Value Realized on Vesting(2)($)
Peter Leav	969,839	20,858,268
Venkat Bhamidipati	437,306	9,204,239
Gagandeep Singh	—	—
Lynne Doherty McDonald	558,337	11,989,902
Terry Hicks	610,647	12,293,773

(1)
Amounts reported in this column represent the number of the named executive officer’s RSUs and/or MIUs that vested during fiscal 2021. In certain cases, these Class A Units and MIUs remain subject to transfer restrictions as described above in “IPO-Related Changes to Pre-IPO Equity Holdings and Post-Lockup Transfer Restrictions on Pre-IPO Equity” in the “Compensation Discussion and Analysis”.
(2)
The value is determined based on the closing price of our Class A common stock on the relevant vesting date. Where applicable, the fair market value of an MIU of FTW reflects the value of a Class A Unit of FTW less any unsatisfied return threshold.
(3)
The Committee approved the accelerated vesting of 140,000 of Lynne’s RSU’s that would have vested shortly after the consummation of the Enterprise Division Sale had the Enterprise Division Sale not occurred due to Lynne’s termination of employment with the Company in connection with the Enterprise Division Sale. Those RSUs vested on the date on which Lynne’s employment transferred to an affiliate of the buyer.

Pension Benefits for Fiscal 2021

None of our named executive officers participated in or was entitled to receive benefits under a defined benefit pension plan in fiscal 2021.

Nonqualified Deferred Compensation for Fiscal 2021

The following table provides information regarding compensation that was deferred by our named executive officers pursuant to the terms of the NQDC Plan during fiscal 2021.

Name	Executive Contributions in Fiscal 2021($)	Registrant Contributions in Fiscal 2021($)	Aggregate Earnings in Fiscal 2021($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at 2021 FYE($)
Peter Leav	—	—	—	—	—
Venkat Bhamidipati	325,000	—	18,966	—	343,966
Gagandeep Singh	—	—	—	—	—
Lynne Doherty McDonald	—	—	—	—	—
Terry Hicks	649,153	—	37,914	136,686	550,381

During fiscal 2021, we maintained the NQDC Plan, for certain of our employees, and our named executive officers were eligible to participate. Under the NQDC Plan, participants may defer up to 50% of their compensation, as defined in the Company’s 401(k) plan, and incentive bonuses other than retention, relocation and sign-on bonuses. The NQDC also provides the Company with discretion to make matching and discretionary contributions into the NQDC Plan. Participants may specify the timing of the payment of their accounts by choosing either a specified payment date or electing payment upon separation from service, and in either case, may elect to receive their accounts in a lump sum or in annual installments over a period of up to ten years, with accelerated payouts in the event of death or disability of the participant. Participants are generally permitted to choose from among the mutual funds available for investment under the 401(k) plan for purposes of determining the imputed earnings, gains, and losses applicable to their NQDC Plan accounts

Potential Payments Upon Termination or Change in Control for Fiscal 2021

During fiscal 2021, certain of our named executive officers were entitled to receive certain benefits upon a qualifying termination of employment and upon certain change in control transactions, as described below.

Agreements with Executives

Employment Agreement with Peter Leav

Under the terms of Peter Leav’s amended employment agreement, if we terminate Peter Leav’s employment without cause (as defined in the amended employment agreement) or if Peter Leav resigns for good reason (as defined in the amended employment agreement), in either case, other than within two years following a change in control, Peter Leav would be entitled to: (i) one and one-half times the sum of then current annual base salary plus target bonus, payable over an 18-month period; (ii) any earned but unpaid annual bonus related to the completed fiscal year preceding the fiscal year in which termination of employment occurs, payable in accordance with regular payroll practices; (iii) an annual bonus for the year in which the termination date occurs, with payment based on actual performance during the year of termination, pro-rated to reflect the number of days during the bonus year in which Peter Leav was employed by us, payable in accordance with regular payroll practices; and (iv) provided that Peter Leav timely elects under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), a COBRA subsidy that, on an after-tax basis, is equal to the employer-paid portion of the premium equivalent for active employees who elect the same type of medical, dental and vision coverage during the 18-month period that follows Peter Leav’s termination of employment (or, if earlier, the time at which Peter Leav becomes eligible for group health coverage from another employer), payable on a monthly basis during such period. In the event such a termination of employment occurs during the two-year period following a change in control, Peter Leav would be entitled to the same payments (subject to the same requirements), except that the severance multiplier would be two (rather than one and one-half) and would be paid over a 24-month period (instead of an 18-month period), and the COBRA subsidy would be paid for up to 24 months (instead of 18 months). In addition, in each case, Peter Leav would also be entitled to: (i) any earned but unpaid base salary accrued through the date of termination; (ii) unreimbursed business expenses; and (iii) employee benefits, if any, to which Peter Leav or Peter Leav’s dependents may be entitled under the employee benefit plans or programs of the Company (“Peter Leav’s Accrued Rights”).

Upon a termination of employment due to Peter Leav’s death or disability, Peter Leav would be entitled to: (i) Peter Leav’s Accrued Rights; (ii) any earned but unpaid annual bonus related to the completed fiscal year preceding the fiscal year in which termination of employment occurs, payable in accordance with regular payroll practices; and (iii) an annual bonus for the year in which the termination date occurs, with payment based on actual performance during the year of termination, pro-rated to reflect the number of days during the bonus year in which Peter Leav was employed by the us, payable in accordance with regular payroll practices.

Upon a resignation without good reason or a termination for cause, Peter Leav would be entitled only to Peter Leav’s Accrued Rights.

Peter Leav’s receipt of the severance payments described above (other than Peter Leav’s Accrued Rights) are subject to Peter Leav’s signing (and not revoking) a release of all claims against us and Peter Leav’s continuing to comply with the limited liability company agreement of FTW, the 2017 Plan, the award agreements governing the awards granted under the 2017 Plan, Peter Leav’s subscription agreement, and Peter Leav’s amended employment agreement, the latter of which includes a covenant not to compete with us or to solicit our customers or employees during and, subject to certain limitations, for 18 months following Peter Leav’s employment with us, as well as a perpetual confidentiality covenant.

Peter Leav’s Long-Term Incentive Awards

Peter Leav’s MIU, RSU and PSU award agreements each provide that in the event of a change in control (as defined in the 2017 Plan or the McAfee 2020 Omnibus Incentive Plan (the “2020 Plan”), as applicable), Peter Leav’s awards will accelerate in full (and, in the case of Peter Leav’s PSUs, will be deemed earned based on target performance or, if higher and if determinable, based on the actual performance of the Company and/or FTW, as applicable, through the date of the change in control (or an earlier date selected for administrative convenience)) as of immediately prior to the change in control, provided that Peter Leav remains employed through the date of the change in control. We expect that Peter Leav’s MIUs, RSUs and PSUs will accelerate in full immediately prior to the Merger (and, in the case of Peter Leav’s PSUs, will be deemed earned on actual performance of the Company) in respect of PSUs with an annual performance period related to fiscal 2021 and target performance with respect to PSUs with an annual performance period rated to fiscal 2022 or fiscal 2023

Peter Leav’s MIU, RSU and PSU award agreements each also provide that if Peter Leav’s employment or other service is terminated without cause (but not due to death or disability) or Peter Leav resigns for good reason, in either case, other than under circumstances where cause exists and within 24 months following a sale of the Company’s Consumer business unit or Enterprise business unit (either, as applicable, the “Divested Business”) that does not constitute a change in control, then, subject to Peter Leav’s continued material compliance with Peter Leav’s amended employment agreement, the award agreement, the applicable long-term incentive plan and the second amended and restated limited liability company agreement of FTW, and Peter Leav’s execution, delivery and non-revocation of a general release of claims within a specified period, a portion of the then unvested and outstanding award will vest as of immediately prior to such termination, with the portion determined by multiplying the number of then unvested and outstanding MIUs, RSUs or PSUs (or, in each case, any securities or rights for which such MIUs, RSUs or PSUs were previously exchanged) by a ratio of A /(A+B), where “A” is the actual distributed proceeds (i.e., cash and marketable securities) resulting from the sale of the Divested Business, plus any excess cash retained by the Company after appropriate debt pay down, and “B” is the aggregate fair market of the equity of FTW immediately following the sale of the Divested Business (without any duplication of any amount included in “A”).

Employment Agreement with Venkat Bhamidipati

Under the terms of Venkat Bhamidipati’s amended employment agreement, if we terminate Venkat Bhamidipati’s employment without cause (as defined in Venkat Bhamidipati’s amended employment agreement) or if Venkat Bhamidipati resigns for good reason (as defined in Venkat Bhamidipati’s amended employment agreement), Venkat Bhamidipati would be entitled to: (i) a sum equal to then current annual base salary plus target annual bonus, payable over a 12-month period and (ii) provided that Venkat Bhamidipati timely elects COBRA, monthly COBRA enrollment premiums that are equal to the employer-paid portion for active employees who elect the same type of medical, dental and vision coverage during the 12-month period that follows Venkat Bhamidipati’s termination of employment (or, if earlier, the time at which Venkat Bhamidipati becomes eligible for group health coverage from another employer), payable directly to our COBRA provider. In addition, if we terminate Venkat Bhamidipati’s employment without cause, Venkat Bhamidipati would be entitled to any earned but unpaid annual bonus related to (i) the fiscal year in which the termination date occurs if Venkat Bhamidipati was employed through the end of the third quarter of such fiscal year, or (ii) the completed fiscal year preceding the fiscal year in which termination of employment occurs, in each case based on actual performance for the applicable fiscal year and payable in accordance with regular payroll practices. In each case, Venkat Bhamidipati would also be entitled to: (i) any earned but unpaid base salary accrued through the date of termination; (ii) unreimbursed business expenses; (iii) any earned and unused vacation; and (iv) employee benefits, if any, to which Venkat Bhamidipati, Venkat Bhamidipati’s estate, or Venkat Bhamidipati’s dependents may be entitled under the employee benefit plans or programs of the Company (“Venkat Bhamidipati’s Accrued Rights”).

Upon a termination of employment due to Venkat Bhamidipati’s death or disability, a resignation without good reason, or a termination for cause, Venkat Bhamidipati would be entitled only to Venkat Bhamidipati’s Accrued Rights.

Venkat Bhamidipati’s receipt of the severance payments described above (other than Venkat Bhamidipati’s Accrued Rights) are subject to Venkat Bhamidipati’s signing (and not revoking) a release of all claims against us and that Venkat Bhamidipati continue to comply with the limited liability company agreement of FTW, the 2017 Plan, the award agreements governing the awards granted under the 2017 Plan, and the amended employment agreement, the latter of which includes a covenant not to compete with us or to solicit our customers or employees during and, subject to certain limitations, for 12 months following Venkat Bhamidipati’s employment with us, as well as a perpetual confidentiality covenant.

Venkat Bhamidipati’s Long Term Incentive Awards

Venkat Bhamidipati’s MIU and RSU award agreements each provide that in the event of a change in control (as defined in the 2017 Plan or the 2020 Plan, as applicable), Venkat Bhamidipati’s awards will accelerate in full as of immediately prior to the change in control, provided that Venkat Bhamidipati remains employed through the date of the change in control. We expect that Venkat Bhamidipati’s MIUs, and RSUs will accelerate in full immediately prior to the Merger.

If Venkat Bhamidipati’s employment or other service is terminated without cause (but not due to death or disability) or Venkat Bhamidipati resigns for good reason, in either case, other than under circumstances where cause exists, then, subject to Venkat Bhamidipati’s continued material compliance with Venkat Bhamidipati’s amended employment agreement, Venkat Bhamidipati’s MIU and RSU award agreement, the 2017 Plan and the second amended and restated limited liability company agreement of FTW and Venkat Bhamidipati’s execution, delivery and non-revocation of a general release of claims within a specified period, if such termination occurs prior to September 2, 2021, the portion of the applicable award that was otherwise scheduled to vest during the one year period following such termination would immediately vest.

Executive Severance Arrangements

In connection with our IPO, we entered into severance agreements (the “Severance Agreements”) with our current executive officers (other than Peter Leav) who were employed by the Company at the time of the IPO. We entered into a Severance Agreement with Gagandeep Singh in connection with the commencement of Gagandeep’s employment with the Company. Under the terms of the Severance Agreements, each eligible senior management team member (each a “Covered Executive”) is eligible to receive severance in the event the Covered Executive’s employment is terminated by the Company without cause (as defined in the Severance Agreement) or terminates the Covered Executive’s employment with the Company for good reason (as defined in the Severance Agreement), in either case, at a time other than during the period beginning three months prior to, and ending 18 months following, the consummation of a change in control, in an amount equal to the sum of (i) an amount equal to 1.0x the Covered Executive’s base salary and target annual bonus as in effect on the date of the Covered Executive’s termination (or, if higher, the base salary and target annual bonus in effect immediately before any reduction in such amounts which resulted in good reason), payable in substantially equal installments over a period of 12 months after the Covered Executive’s termination of employment in accordance with the Company’s regular payroll practices, and (ii) if the Covered Executive elects continuation coverage under our health plan, a monthly amount equal to the employer portion of the monthly premiums paid under our group health plans (as of the date of the Covered Executive’s termination of employment) for up to 12 months.

Under the Severance Agreements, in the event a Covered Executive’s employment is terminated without cause (as defined in the Severance Agreement), or the Covered Executive terminates the Covered Executive’s employment with the Company for good reason (as defined in the Severance Agreement), in either case, during the period beginning three months prior to, and ending 18 months following, the consummation of a change in control (“Qualifying Change in Control Termination”), the Covered Executive will be eligible to receive severance in an amount equal to the sum of (i) 1.5x the sum of the Covered Executive’s base salary and target annual bonus (in each case at the highest level in effect during the 12-month period leading up to the date of the Covered Executive’s termination of employment), payable in a lump sum, (ii) the pro rata portion of the Covered Executive’s annual bonus, based on actual performance for the year in which termination occurs, payable at the time at the time annual bonuses are payable to senior executives of the Company and its affiliates generally, and (iii) if the Covered Executive elects continuation coverage under our health plan, a monthly amount equal to the employer portion of the monthly premiums paid under our group health plans (as of the date of the Covered Executive’s termination of employment) for up to 18 months. Furthermore, in the event of a Qualifying Change in Control Termination, all the Covered Executive’s unvested time-based equity will accelerate and vest in full as of the date of the Covered Executive’s termination of employment and all performance-based equity granted following our IPO would vest as of the separation date based on target performance or, if higher and if determinable, based on our actual performance through the date of termination of employment, as applicable, in accordance with the documents governing such performance-based equity award.

The payments provided under the Severance Agreement are in lieu of and will supersede any severance or similar payments or benefits that the Covered Executive may otherwise be entitled to upon termination of the Covered Executive’s employment, but, other than in the case of Gagandeep Singh’s Severance Agreement, if payments or benefits become payable under the Severance Agreement and if the severance payments and benefits provided under the Covered Executive’s employment agreement, offer letter, or prior severance agreement (the “Prior Agreement”) remained payable, to the extent such payments and benefits would be greater than the payments and benefits payable under the Severance Agreement (the “Excess Payments”), the Excess Payments will, subject to terms and conditions of the Severance Agreement, be payable under the Severance Agreement but in accordance with the payment schedule that would have applied to them under the Prior Agreement.

All severance payable under the Severance Agreement is contingent upon the Covered Executive’s compliance with the restrictive covenants related to non-competition, non-solicitation and no-hire and material compliance with other restrictive covenants that apply to the Covered Executive, and the Covered Executive’s execution and non-revocation of a general release of claims.

In addition, each Covered Executive’s Severance Agreement provides that in the event the Covered Executive’s then unvested time-based equity awards are not continued, assumed or substituted for in connection with a change in control with awards or rights having the same intrinsic value (determined as of the change in control), such time-based equity awards will vest in full effective as of the change in control.

Long-Term Incentive Award Agreement for Gagandeep Singh

As of the end of fiscal 2021, Gagandeep Singh held unvested RSUs that were subject to time-based vesting conditions that were issued under the 2020 Plan. Under the terms of Gagandeep’s RSU agreement and offer letter, 25% of Gagandeep’s RSUs will accelerate if (i) a change in control occurs (as defined in Gagandeep’s Severance Agreement) within 12 months following Gagandeep’s date of hire and Gagandeep remains employed by the Company as of the date of the change in control, or (ii) if Gagandeep resigns employment from the Company for Good Reason (as defined in Gagandeep’s Severance Agreement) within 12 months following his date of hire. Those RSUs are anticipated to vest in connection with the Merger. The remaining RSUs held by Gagandeep will be converted to Cash Awards, which will remain subject to the same time-vesting terms and conditions that apply to them immediately prior to the Merger, and those Cash Awards will be paid out on the next payroll date following the applicable vesting date, so long as the applicable portion becomes vested prior to Gagandeep’s termination of employment (taking into account the terms of Gagandeep’s Severance Agreement).

Separation Agreement with Terry Hicks

Terry Hicks’ separation agreement, which was effective as of October 1, 2021, provided that in exchange for a release of claims (that was not revoked) and Terry’s agreement to adhere to certain restrictive covenants, Terry Hicks was entitled to receive (i) severance pay in the amount of $1,500,053, payable over the 12-month period following Terry Hicks’ termination of employment, (ii) provided that Terry Hicks timely elects COBRA, for the period ending on the earlier of (A) 12 months after Terry’s termination of employment with us and (B) the date on which Terry becomes eligible to be covered under another employer’s health plan, a COBRA subsidy paid directly to the Company’s COBRA provider on Terry Hicks’ behalf equal to a monthly amount of $779.42, (iii) continued eligibility to vest in Terry’s RSUs and MIUs that were regularly scheduled to vest on September 30, 2021 and October 21, 2021, and (iv) continued provision of Ayco financial services for three months following October 1, 2021.

The amounts that would have been payable by us to each of the named executive officers under their agreements with us that were then in effect, assuming that each individual’s employment had terminated on December 24, 2021, the last business day of fiscal 2021, are set forth below:

Potential Payments Upon a Qualifying Termination of Employment(1)

Name	Severance Payment ($)(2)	Prorated Annual Incentive Award ($)(3)	Value of Accelerated Equity Awards ($)(4)	Welfare Benefits ($)(5)	Aggregate Payments ($)
Peter Leav	3,375,000	3,002,400	—	47,878	6,425,278
Venkat Bhamidipati	1,300,000	1,084,200	—	15,813	2,400,013
Gagandeep Singh	900,000	360,904	—	29,199	1,290,103

(1)
A qualifying termination means termination of the named executive officer’s employment (or, in certain cases, employment or other service) by the Company without cause or resignation for good reason, in either case, other than in connection with a change in control (as determined under the applicable arrangement). Lynne Doherty McDonald and Terry Hicks are not included in this table because their employment with the Company terminated before fiscal year end. Any amounts actually received by Lynne or Terry in respect of a qualifying termination of employment are reflected in the Summary Compensation Table.
(2)
Amounts reported in this column represent the sum of the named executive officer’s base salary and the named executive officer’s annual incentive target, in each case, as in effect on the last business day of fiscal 2021. In the case of Terry Hicks, the amount shown above reflects the full amount of Terry’s severance payment under Terry’s separation agreement.
(3)
Under the terms of their employment agreements, Peter Leav and Venkat Bhamidipati would be entitled to a prorated incentive payout for the year of termination based on actual performance if a qualifying termination of employment occurred on the last day of fiscal 2021. The amounts reported in this column represent the fiscal 2021 annual incentive award, which is also reported in the “Summary Compensation Table for Fiscal 2021” as 2021 compensation. Peter Leav was also entitled to this amount upon a termination of Peter’s employment due to Peter’s death or disability.

(4)
As described above, Peter Leav’s MIU, RSU and PSU award agreements provide that if Peter experiences a qualifying termination within 24 months following the sale of a Divested Business that is not part of a change in control, then, subject to certain conditions, a portion of the then unvested and outstanding award will vest as of immediately prior to such termination. While Peter would not be entitled to any accelerated vesting of Peter’s long-term incentive awards in connection with a qualifying termination alone, assuming (i) the sale of a Divested Business (which includes the Enterprise Division Sale, as discussed above) and qualifying termination occurred on December 25, 2021, (ii) the actual distributed proceeds (i.e., cash and marketable securities) resulting from the sale of the Divested Business, plus any excess cash retained by the Company after appropriate debt pay down were equal to $2,800,000,000, (iii) the aggregate fair market of the equity of FTW immediately following the sale of the Divested Business (without any duplication of any amount described in clause (ii)) was $12,035,697,401, and (iv) Peter Leav’s PSUs were deemed earned at target levels, the value of the accelerated vesting of Peter Leav’s MIU, RSU and PSU awards would be $13,043,251.
(5)
Amounts reported in this column represent the estimated value of continued welfare benefits that the indicated named executive officers would have been entitled to receive upon a qualifying termination of employment.

Potential Payments Upon a Change in Control or a Qualifying Termination of Employment in Connection with a Change in Control(1)

The amounts that would have been payable by us to each of the named executive officers, assuming that each individual’s employment had terminated and/or a change in control of the Company had occurred on the last business day of our 2021 fiscal year, are as set forth below. Except where noted below that the payment would have been made regardless of a termination of employment, these amounts are payable in connection with a qualifying termination of employment and would be in addition to the amounts in the table directly above.

Name	Severance Payment ($)(2)	Prorated Annual Incentive Award ($)(3)	Value of Accelerated Equity Awards ($)(4)	Welfare Benefits ($)(5)	Aggregate Payments ($)
Peter Leav	4,500,000	3,002,400	69,109,187	63,837	76,675,424
Venkat Bhamidipati	1,950,000	1,084,200	31,197,392	23,720	34,255,312
Gagandeep Singh	1,350,000	360,904	29,412,426	43,798	31,167,128

(1)
A qualifying termination means a termination of the named executive officer’s employment by the Company without cause or by the named executive officer for good reason, in either case, within the applicable protection period related to a change in control (as described above). Lynne Doherty McDonald and Terry Hicks are not included in this table because their employment with the Company terminated before fiscal year end and neither received any payments related to a change in control in connection with their termination of employment with us.
(2)
Amounts reported in this column represent the value of the amount of severance payments that would be paid to Peter Leav, Venkat Bhamidipati and Gagandeep Singh, respectively, in connection with a qualifying termination.
(3)
Under the terms of their employment agreements, Peter Leav and Venkat Bhamidipati are entitled to a prorated incentive payout for the year of termination based on actual performance. Under the Severance Agreements, in connection with a Qualifying Change in Control Termination, an applicable Covered Executive would be eligible to receive the pro rata portion of the Covered Executive’s annual bonus, based on actual performance for the year in which termination occurs, payable at the time at the time annual bonuses are payable to senior executives of the Company and its affiliates generally. The amounts reported in this column represent the fiscal 2021 annual incentive award, which is also reported in the “Summary Compensation Table for Fiscal 2021” as 2021 compensation.
(4)
Amounts reported in this column represent the value of the accelerated vesting of the named executive officer’s RSUs, MIUs and/or PSUs (assuming PSUs are earned at target) that were outstanding and unvested as of our last business day of fiscal 2021 (December 24, 2021), determined based on the closing price of a share of our Class A common stock on that day ($25.73). Where applicable, the fair market value of an MIU reflects the value of a Class A Unit less any unsatisfied return threshold. All long-term incentive awards held by Peter Leav and Venkat Bhamidipati would automatically vest in full as of immediately prior to the consummation of the change in control (with Peter Leav’s PSUs, deemed earned based on target performance (which is assumed for purposes of the table above) or, if higher and if determinable, based on the actual performance of the Company and/or FTW, as applicable, through the date of the change in control (or an earlier date selected for administrative convenience)). In addition, as described further above, other named executive officers are entitled to acceleration of their equity awards under the Severance Agreements and/or the terms of applicable long-term incentive awards upon a qualifying termination in connection with a change in control.

(5)
Amounts reported in this column represent the estimated value of continued welfare benefits that the indicated named executive officers would have been entitled to receive upon a qualifying termination of employment.

Equity Compensation Plan Information

The following table summarizes the following information as of December 25, 2021:

•
the number of shares of common stock to be issued upon exercise of outstanding stock options and vesting of MIUs, RSUs and PSUs under plans adopted by us as described in the Compensation Discussion and Analysis;
•
the weighted-average exercise price of outstanding stock options under our post-IPO long-term incentive program; and
•
the number of shares of common stock available for future issuance under the 2017 Plan, 2020 Plan and our post-IPO long-term incentive program.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,710,979	$14.66	53,861,290
Equity compensation plans not approved by security holders	—	—	—
Total	14,710,979		53,861,290

CEO Pay Ratio

We are required under SEC rules to provide a pay ratio comparing our Chief Executive Officer’s fiscal 2021 compensation to our median employee’s fiscal 2021 compensation (excluding our Chief Executive Officer). To identify the median employee, we conducted a review and analysis of 2,156 full-time and part-time employees and interns as of December 7, 2021 (the “Determination Date”), which represented all of our employees on the Determination Date (other than those in the countries identified below). We did not employ any seasonal or temporary employees on the Determination Date. We identified the median employee based on comparisons of actual base salary or base wages paid during the period from January 1, 2021 through September 30, 2021 (the “Measurement Period”). As permitted under SEC rules, we annualized the base salary or base wages paid to full-time employees who did not work the entire Measurement Period. As required by SEC rules, except as described below, all of our part-time employees as of the Determination Date were taken into account for purposes of identifying our median employee under SEC rules, without annualizing the compensation paid to these workers as if they were full-time employees. We did not implement a cost-of-living adjustment to account for the economic differences in countries outside of the United States. For our non-US employees, we applied a conversion rate as of the last day of the Measurement Period. As also permitted under SEC rules, we adjusted our total employee population for purposes of identifying our median employee by excluding approximately 4.98% of our employee population (113 in total) as follows (all amounts are approximate): 2 in Turkey; 63 in Columbia; 2 in Peru; 20 in Argentina; 5 in Indonesia; 14 in Mexico; and 7 in Thailand.

We have estimated that our pay ratio for 2021 is 53 to 1, calculated by dividing our Chief Executive Officer’s fiscal 2021 total compensation set forth in the Summary Compensation Table, by the annual total compensation of our median employee. Our median employee’s annual total compensation was determined using the same methodology we used to determine the annual total compensation of our named executive officers.

Director Compensation for Fiscal 2021

The following table shows information regarding the compensation earned by or paid to our non-employee directors during our fiscal 2021.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)	Total ($)
Sohaib Abbasi	90,443	224,975	315,418
Gunther Bright(4)	23,718	161,499	185,217
Mary Cranston	116,413	224,975	341,388
Tim Millikin	—	—	—
Emily Rollins(4)	18,814	148,565	167,379
Kathy Willard	94,239	224,975	319,214
Jon Winkelried	—	—	—
Jeff Woolard	—	—	—

(1)
Non-employee directors employed by TPG or Intel do not receive compensation for their services on the Board.
(2)
Under our non-employee director compensation program in effect during fiscal 2021, non-employee directors earned an annual cash fee and certain cash fees for committee membership or chair service, in each case, payable quarterly in arrears. These fees are described further below. The amounts reported in this column reflect the director fees earned or paid during fiscal 2021. Sohaib Abbasi elected to receive Sohaib Abbasi’s annual cash retainer in the form of RSUs. The number of shares delivered under to Sohaib Abbasi’s quarterly shares-in-lieu-of-cash award was determined based upon the fair market value of the Company’s equity as of the relevant RSU settlement date.
(3)
In fiscal 2021, each covered director (as described below) received an equity-award, as described below, as part of our new post-IPO non-employee director compensation program. These amounts represent the grant date fair value associated with the grant of RSUs, as computed in accordance with FASB ASC Topic 718. See Note 12 to our audited financial statements that appear in our Annual Report on Form 10-K for the year ended December 25, 2021 for a discussion of the relevant assumptions used in calculating these amounts. As of December 25, 2021, each of Sohaib Abbasi, Mary Cranston and Kathy Willard had outstanding RSUs with respect to 9,647 shares, while Gunther Bright had outstanding RSUs with respect to 7,575 shares and Emily Rollins had outstanding RSUs with respect to 6,878 shares. Sohaib Abbasi also had a right to receive additional shares of our Class A common stock in lieu of a cash retainer, as noted above.
(4)
Gunther Bright and Emily Rollins each began their service on the Board in September 2021 and October 2021, respectively.

Director Compensation Program

In connection with our IPO, the Board adopted a new non-employee director compensation policy for non-employee directors who are not employed by TPG, Intel or Thoma Bravo. Individuals that are covered under the program are referred to as “covered directors” and individuals who are excluded are referred to as “excluded directors.” Excluded directors are not eligible to receive any compensation in respect of their service on the Board.

Under this program, each covered director receives an annual cash retainer for service to the Board and an additional annual cash retainer for service on any committee of the Board or for serving as the chair of the Board or any of its committees, in each case, pro-rated for partial years of service, as follows:

	Board or Committee Member	Board or Committee Chair
Annual cash retainer	$75,000	$—
Additional annual cash retainer for Leadership Development and Compensation Committee	$7,500	$20,000
Additional annual cash retainer for Nominating and Governance Committee	$5,000	$15,000
Additional annual cash retainer for Audit Committee	$10,000	$25,000

All cash fees are payable in arrears on a quarterly basis (or, if earlier, within 30 days following the earlier resignation or removal of the covered director). Each covered director may elect to receive vested shares of Class A common stock in lieu of all or a portion of the covered director’s annual cash fees payable under our non-employee director compensation policy.

Commencing in calendar year 2021, on the first trading day following each annual meeting of our stockholders, each covered director will be granted RSUs having a fair market value of $225,000. The RSUs will vest on the earliest of the following to occur: (i) the first anniversary of the date the RSUs were granted, (ii) the covered director’s death or permanent disability, or (iii) a change in control (as defined in the 2020 Plan), subject, in each case, to the non-employee director’s continued service as a member of the Board through the applicable vesting date. However, if our next annual meeting of stockholders that follows the grant date is less than one year after the prior annual meeting of our stockholders, and the covered director continues to serve on the Board through immediately prior to such meeting, but does not stand for re-election, is not elected or is not nominated for re-election at such meeting, any then unvested RSUs granted in the immediately preceding 12 months will accelerate and vest in full as of the immediately prior to such meeting.

All cash fees are prorated for any fiscal quarter of partial service, based on the number of calendar days the covered director was a member of the Board or the applicable committee, in a manner determined by the Board or the Committee. Covered directors may also receive prorated equity awards if they are appointed or elected to the Board other than at the Company’s annual meeting of stockholders.

The aggregate value of cash compensation and the grant date fair value of shares of capital stock of the Company that may be paid or granted during any fiscal year of the Company will not exceed the amount prescribed in the 2020 Plan (or any successor plan).

Equity Ownership Requirements

As described further above under “Equity Ownership Requirements” in the “Compensation Discussion and Analysis” section, we have an equity ownership requirements that apply to covered directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of the December 25, 2021, regarding ownership of our common stock by:

•
each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•
each of our directors;
•
each of our named executive officers (each, an “NEO”); and
•
all directors and executive officers as a group.

The amounts for our NEOs and executive officers and directors as a group and our significant stockholders are as of the December 25, 2021 unless otherwise indicated in a footnote below (and in that case are based upon SEC filings made on behalf of such owners). Beneficial ownership in this table is determined in accordance with the rules of the SEC, and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of Company Stock deemed outstanding includes those shares issuable upon exercise of options held by the respective person or group that may be exercised within 60 days after the December 25, 2021. For purposes of calculating each person’s or group’s percentage ownership, unvested stock options exercisable within 60 days and all shares of restricted stock are included for that person or group, but not for any other person or group. Percentage of beneficial ownership is based on the shares of common stock outstanding as of the December 25, 2021. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Pursuant to the terms of the stockholders agreement entered into by the Company and certain of our stockholders in connection with our IPO (the “Stockholders Agreement”), the TPG Funds (as defined below) have the right to appoint a majority of the directors serving on the Board. As a result, the TPG Funds may be deemed to control the Company’s exercise of its option to settle exchanges of Class A Units into shares of Class A Common Stock or cash with respect to any such exchange by the TPG Funds. As a result of this control, the TPG Funds beneficially own all shares of Class A common stock underlying its Class A Units. Other than with respect to the TPG Funds, the beneficial ownership of Class A Common Stock in the table below does not take into account the potential redemption and exchange of a stockholder’s Class A Units for Class A Common Stock and the corresponding cancellation of an equivalent number of shares of Class B Common Stock. The TPG Funds’ beneficial ownership of Class A Common Stock in the table below aggregates both its direct ownership of Class A Common Stock and the number of shares of Class A Common Stock into which its Class A Units could be converted. If this were to actually occur, all of the TPG Funds’ Class B Common Stock would be cancelled and its beneficial ownership percentage of the Class B Common Stock would be 0%.

	Class A common stock beneficially owned(1)		Class B common stock beneficially owned(2)
	Number	Percentage	Number	Percentage
Name of beneficial owner
5% Stockholders
Intel Americas, Inc.(3)	5,696,831	3.1%	169,742,322	67.0%
TPG Funds(4)	117,501,906	48.2%	57,607,138	22.8%
Thoma Bravo Funds(5)	16,611,135	8.9%	24,075,115	9.5%
Snowlake Investment Pte Ltd.(6)	24,411,754	13.1%	—	*
Directors and Named Executive Officers
Peter Leav(7)	923,526	*	252,464	*
Venkat Bhamidipati(8)	456,999	*	37,444	*
Gagandeep Singh	—	*	—	*
Sohaib Abbasi	78,947	*	—	*
Mary Cranston	59,356	*	—	*
Tim Millikin(9)	—	*	—	*
Kathy Willard	35,892	*	—	*
Jon Winkelried	—	*	—	*
Jeff Woolard	—	*	—	*
Gunther Bright	—	*	—	*
Emily Rollins	—	*	—	*
All directors and executive officers as a group (12 people)(10)	1,643,568	*	289,908	*

* Represents beneficial ownership of less than 1%.

(1)
The Class A Units are exchangeable for cash or, at our option, shares of our Class A Common Stock on a one-for-one basis. In these tables, other than with respect to the TPG Funds, beneficial ownership of Class A Units has not been reflected as beneficial ownership of shares of our Class A Common Stock for which such Class A Units may be exchanged. When an Class A Unit is exchanged for cash or, at our option, Class A Common Stock by a stockholder who holds shares of Class B Common Stock, a corresponding share of Class B Common Stock will be cancelled. Accordingly, in the first table above, the beneficial ownership percentage of Class A Common Stock provided with respect to the TPG Funds reflects the combined voting power of the TPG Funds’ Class A Common Stock and Class B Common Stock.
(2)
The holders of shares of Class B Common Stock reflected in this table also reflect an equal number of Class A Units beneficially owned by such holder.
(3)
Intel Corporation may also be deemed to beneficially own these shares due to its ownership of Intel Americas, Inc. Intel Corporation’s and Intel Americas, Inc.’s address is c/o Intel Corporation, 2200 Mission College Boulevard, Santa Clara, California 95054.
(4)
Shares of Class A common stock shown as beneficially owned by the TPG Funds (as defined below) include: (a) 26,093,703 shares of Class A common stock held by TPG VII Manta Blocker Co-Invest I, L.P., a Delaware limited partnership (“TPG Co-Invest I”); (b) 28,768,752 shares of Class A common stock held by TPG VII Manta AIV I, L.P., a Delaware limited partnership (“TPG AIV I”); (c) 5,032,313 shares of Class A common stock held by TPG VII Side-by-Side Separate Account I, L.P. (“TPG Side-by-Side”); (d) 3,946,567 shares of Class A common stock underlying an identical number of Class A Units and shares of Class B common stock held by TPG VII Manta AIV Co-Invest, L.P., a Delaware limited partnership (“TPG Manta AIV Co-Invest”); and (e) 53,660,571 shares of Class A common stock underlying an identical number of Class A Units and shares of Class B common stock held by TPG VII Manta Holdings II, L.P., a Delaware limited partnership (“TPG Manta Holdings II”, and, together with TPG Co-Invest I, TPG AIV I, TPG Side-by-Side, and TPG Manta AIV Co-Invest, the “TPG Funds”). Shares of Class B common stock shown as beneficially owned by the TPG Funds include: (a) 3,946,567 shares of Class B common stock held by TPG Manta AIV Co-Invest; and (b) 53,660,571 shares of Class B common stock by TPG Manta Holdings II. The general partner of each of (i) TPG Co-Invest I, (ii) TPG AIV I, (iii) TPG VII Manta AIV Co-Invest, and (iv) TPG Manta Holdings II is TPG VII Manta GenPar, L.P., a Delaware limited partnership, whose general partner is TPG VII Manta GenPar Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings II, L.P., a Delaware limited partnership, whose general partner is TPG Holdings II-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership (“TPG Group Holdings”), whose general partner is TPG Group Holdings (SBS) Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation. The general partner of TPG Side-by-Side is TPG GenPar VII SBS SA I, L.P., a Delaware limited partnership, whose general partner is TPG GenPar VII SBS SA I Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings III, L.P., a Delaware limited partnership, whose general partner is TPG Holdings III-A, L.P., a Cayman Islands limited partnership, whose general partner is TPG Holdings III-A, Inc., a Cayman Islands exempted company, whose sole shareholder is TPG

Group Holdings. David Bonderman and James G. Coulter are the sole shareholders of TPG Group Holdings (SBS) Advisors, Inc. and may therefore be deemed to beneficially own the securities held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the securities held by the TPG Funds except to the extent of their pecuniary interest therein. The address of each of the TPG Funds and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(5)
Shares of Class A common stock shown as beneficially owned by the Thoma Bravo Funds (as defined below) include: 16,611,135 shares of Class A common stock held by Thoma Bravo Fund XII-A AIV, L.P. (“TB XII-A”). Shares of Class B common stock shown as beneficially owned by the Thoma Bravo Funds include: (a) 2,298,248 shares of Class B common stock held by Thoma Bravo Partners XII AIV, L.P. (“TB Partners XII”); (b) 21,381,684 shares of Class B common stock held by Thoma Bravo Fund XII AIV, L.P. (“TB XII”); (c) 209,248 shares of Class B common stock held by Thoma Bravo Executive Fund XII AIV, L.P. (“TB Executive XII”); and (d) 185,935 shares of Class B common stock held by Thoma Bravo Executive Fund XII-a AIV, L.P. (“TB Executive XII-a” and, together with TB Partners XII, TB XII-A, TB XII, and TB Executive XII, the “Thoma Bravo Funds”). The general partner of each of the Thoma Bravo Funds (other than TB Partners XII) is TB Partners XII. Thoma Bravo UGP, LLC is the ultimate general partner of TB Partners XII. By virtue of the relationships described in this footnote, Thoma Bravo UGP, LLC may be deemed to exercise shared voting and dispositive power with respect to the shares held directly by the Thoma Bravo Funds The address of each of the Thoma Bravo Funds and Thoma Bravo UGP, LLC is c/o Thoma Bravo, L.P., 150 North Riverside Plaza, Suite 2800, Chicago, Illinois 60606.
(6)
Snowlake shares the power to vote and the power to dispose of these shares with GIC Special Investments Pte. Ltd. (“GIC SI”), and GIC, both of which are private limited companies incorporated in Singapore. GIC SI is wholly owned by GIC and is the private equity investment arm of GIC. GIC is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore’s foreign reserves. The Government of Singapore disclaims beneficial ownership of these shares. The business address for the GIC Investor is 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.
(7)
Includes 549,389 shares of Class A Common Stock underlying Management Incentive Units and 165,202 shares of Class A Common Stock underlying Company RSUs held by Peter Leav that have vested or will vest within 60 days.
(8)
Includes 266,042 shares of Class A Common Stock underlying Management Incentive Units and 66,972 shares of Class A Common Stock underlying Company RSUs held by Venkat Bhamidipati that have vested or will vest within 60 days.
(9)
Does not include shares of Class A Common Stock and Class B Common Stock beneficially owned by the TPG Funds. Tim Millikin is a Partner of TPG. The address of Tim Millikin is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(10)
Includes 815,431 shares of Class A Common Stock underlying Management Incentive Units, 239,671 shares of Class A Common Stock underlying Company RSUs that have vested or will vest within 60 days and 10,183 Company Stock Options to purchase shares of Class A Common Stock exercisable within 60 days in each case held by our current directors, our current executive officers, and our named executive officers as a group.

Equity compensation plan information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under the McAfee 2020 Omnibus Incentive Plan, McAfee Corp. 2020 Employee Stock Purchase Plan, and McAfee 2017 Management Incentive Plan, which are our equity compensation plans as of December 25, 2021. A description of the material terms of such plan are set forth in Note 12 (Equity-based compensation) of to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2020 Omnibus Incentive Plan	644,291	$14.66	53,861,290
2020 Employee Stock Purchase Plan	—	—	9,389,809
Total	644,291	$14.66	63,251,099

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements discussed in the section titled “Executive compensation” of this Annual Report on Form 10-K, the following is a description of each transaction since December 27, 2020 and each currently proposed transaction in which:

•
we have been or are to be a participant;
•
the amount involved exceeds or will exceed $120,000; and
•
any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals had or will have a direct or indirect material interest.

Recapitalization Transactions in Connection with our IPO

These summaries do not purport to be complete descriptions of all of the provisions of the documents relating to the recapitalization transactions, and they are qualified in their entirety by reference to the complete text of agreements which have been filed with the SEC. For information on how to obtain copies of these agreements or other exhibits, see the section entitled “Item 1, Business-Available information.”

Tax Receivable Agreement

The contribution by the certain of our pre-IPO equityholders to McAfee Corp. of the equity of certain corporate entities in connection with our IPO and future exchanges of Class A Units for cash or, at our option, shares of our Class A common stock are expected to produce or otherwise deliver to us favorable tax attributes that can reduce our taxable income. Upon the completion of our IPO, we are a party to a tax receivable agreement, under which we generally are required to pay certain of our pre-IPO equityholders 85% of the applicable cash savings, if any, in U.S. federal, state, and local income tax that we actually realize or, in certain circumstances, are deemed to realize as a result of (i) all or a portion of McAfee Corp.’s allocable share of existing tax basis in the assets of Foundation Technology Worldwide LLC (and its subsidiaries) acquired in connection with the Reorganization Transactions, (ii) increases in McAfee Corp.’s allocable share of existing tax basis in the assets of Foundation Technology Worldwide LLC (and its subsidiaries) and tax basis adjustments in the assets of Foundation Technology Worldwide LLC (and its subsidiaries) as a result of sales or exchanges of Class A Units after our IPO, (iii) certain tax attributes of the corporations McAfee Corp. acquired in connection with the reorganization transactions effected in connection with our IPO (including their allocable share of existing tax basis in the assets of Foundation Technology Worldwide LLC (and its subsidiaries)), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We generally will retain the benefit of the remaining 15% of the applicable tax savings.

Pursuant to the exchange mechanics, from time to time we may be required to acquire Class A Units of Foundation Technology Worldwide LLC from the holders thereof in exchange for cash or, at our option, shares of our Class A common stock. An exchange of Class A Units is intended to be treated as a purchase of such Class A Units for U.S. federal income tax purposes. Each of Foundation Technology Worldwide LLC and McAfee Finance 2, LLC, a subsidiary of Foundation Technology Worldwide LLC intended to be treated as a partnership for U.S. federal income tax purposes and through which Foundation Technology Worldwide LLC owns its interests in the assets of the McAfee business, intends to have an election under Section 754 of the Internal Revenue Code of 1986, as amended, in effect for taxable years in which such sales or exchanges of Class A Units occur. Pursuant to the Section 754 election, sales of Class A Units are expected to result in an increase in the tax basis of tangible and intangible assets of Foundation Technology Worldwide LLC and certain of its subsidiaries, including McAfee Finance 2, LLC. When we acquire Class A Units from the holders thereof, we expect that both the existing basis for certain assets and the anticipated basis adjustments will increase depreciation and amortization deductions allocable to us for tax purposes from Foundation Technology Worldwide LLC, and therefore reduce the amount of income tax we would otherwise be required to pay in the future to various tax authorities. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of Foundation Technology Worldwide LLC and its subsidiaries to the extent increased tax basis is allocated to those assets.

Stockholders Agreement

In connection with our IPO, we entered into a stockholders agreement with the Sponsors, Intel, and certain other stockholders. Pursuant to the stockholders agreement, we are required to take all necessary action to cause the Board and its committees to include director candidates designated by TPG and Intel in the slate of director nominees recommended by the Board for election by our stockholders. The stockholders agreement also provides that we will obtain customary director indemnity insurance. Pursuant to the stockholders agreement, each of our Sponsors and Intel also agreed to certain standstill provisions pursuant to which it is restricted from, among other things, acquiring our securities if that would result in it owning more than 49% of our outstanding voting power without our consent.

Registration Rights Agreement

We entered into a registration rights agreement with our Sponsors, Intel, certain other stockholders, and our Chief Executive Officer in connection with our IPO. The registration rights agreement provides the stockholders party thereto certain registration rights as described below.

Demand Registration Rights

Each of our Sponsors and Intel has the right to demand that we file registration statements. These registration rights are subject to specified conditions and limitations, including the right of the underwriters, if any, to limit the number of shares included in any such registration under specified circumstances. Upon such a request, we are required to use reasonable best efforts to promptly effect the registration.

Piggyback Registration Rights

If we propose to register any shares of our equity securities under the Securities Act of 1933, as amended (the “Securities Act”), either for our own account or for the account of any other person, the parties to the registration rights agreement will be entitled to notice of the registration and will be entitled to include their shares of Class A common stock in the registration statement. These piggyback registration rights are subject to specified conditions and limitations, including the right of the underwriters, if any, to limit the number of shares included in any such registration under specified circumstances.

Shelf Registration Rights

At any time after we become eligible to file a registration statement on Form S-3, our Sponsors and Intel will be entitled to have their shares of Class A common stock registered by us on a Form S-3 registration statement at our expense. These shelf registration rights are subject to specified conditions and limitations.

Expenses and Indemnification

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement will include customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise.

Indemnification Agreements

Prior to the completion of our IPO, we entered into indemnification agreements with each of our directors. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

Certain Relationships

From time to time, Intel, our Sponsors and/or their affiliates have entered into, and may continue to enter into, arrangements with us to use our products and services. We believe that all such arrangements (other than transactions pursuant to a commercial services agreement) have been entered into in the ordinary course of business and have been negotiated on commercially reasonable terms.

Related Party Transactions Policy

In connection with our IPO, we adopted a policy with respect to the review, approval, and ratification of related person transactions. Under the policy, the Audit Committee is responsible for reviewing and approving related person transactions. In the course of its review and approval of related person transactions, the Audit Committee will consider the relevant facts and circumstances to decide whether to approve such transactions. Related person transactions must be approved or ratified by the Audit Committee based on full information about the proposed transaction and the related person’s interest.

Director Independence

Based on the information provided by each director concerning his or her background, employment, and affiliations, the Board has determined that each of Sohaib Abbasi, Gunther Bright, Mary Cranston, Tim Millikin, Emily Rollins, Jon Winkelried, Kathy Willard, and Jeff Woolard are independent directors under the rules of Nasdaq. For further information, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The following sets forth fees billed by PwC, for the audit of our annual financial statements and other services rendered for the fiscal years ended December 25, 2021 and December 26, 2020:

	Year Ended
	December 25, 2021	December 26, 2020
Audit Fees(1)	$6,786,249	$7,270,715
Audit Related Fees(2)	3,133,059	1,012,000
Tax Fee(3)	101,140	300,554
All Other Fees(4)	235,900	974
Total	$10,256,348	$8,584,243

(1)
Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and fees incurred with our initial public offering.
(2)
Includes accounting consultation services related to carve-out financial statements, the adoption of the new revenue recognition standards, and certain agreed upon procedures that are not required by statute or regulation.
(3)
Tax fees for 2021 and 2020 include professional services rendered for tax compliance, tax return review and preparation, tax advice and payment planning, and other consulting services.
(4)
Other fees primarily include services rendered related to the Merger Agreement and annual subscriptions to PwC’s Disclosure Checklist online tool.

Pursuant to the Audit Committee charter, the Audit Committee is responsible for the oversight of our accounting, reporting, and financial practices. The Audit Committee has the responsibility to select, appoint, engage, oversee, retain, evaluate, and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. During 2021 and 2020, the Audit Committee pre-approved all audit and permitted non-audit services provided by PwC.

There were no other fees billed by PwC for services rendered to us, other than the services described above, for fiscal years ended December 25, 2021 and December 26, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial statements (included in Item 8 of this Annual Report on Form 10-K)

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020
•
Consolidated Statements of Operations for the years ended December 25, 2021, December 26, 2020, and December 28, 2019
•
Consolidated Statements of Other Comprehensive Loss for the years ended December 25, 2021, December 26, 2020, and December 28, 2019
•
Consolidated Statements of Cash Flows for the years ended December 25, 2021, December 26, 2020, and December 28, 2019
•
Consolidated Statements of Equity (Deficit) and Redeemable Noncontrolling Interests for the years ended December 25, 2021, December 26, 2020, and December 28, 2019
•
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Separate financial statement schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(3) Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Contribution and Equity Purchase Agreement, dated March 6, 2021, by and among McAfee, LLC, McAfee Security UK LTD, and Magenta Buyer LLC.	8-K	001-39651	2.1	3/8/2021

2.2	First Amendment to Contribution and Equity Purchase Agreement, dated July 2, 2021, by and among McAfee LLC, McAfee Security UK LTD, and Magenta Buyer LLC.	8-K	001-39651	2.1	7/2/2021

2.3	Second Amendment to Contribution and Equity Purchase Agreement, dated July 27, 2021, by and among McAfee, LLC, McAfee Security UK LTD, and Magenta Buyer LLC.	8-K	001-39651	2.1	8/2/2021

3.1	Amended and Restated Certificate of Incorporation of McAfee Corp.	8-K	001-39651	3.1	10/26/2020

3.2	Amended and Restated Bylaws of McAfee Corp.	8-K	001-39651	3.2	10/26/2020

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-249101	4.1	10/13/2020

4.2	Description of Capital Stock	10-K	001-39651	4.2	3/1/2021

10.1	First Lien Credit Agreement, dated as of September 29, 2017, among McAfee, LLC, McAfee Finance 2, LLC, and Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank N.A., Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, UBS Securities LLC, and Mizuho Bank, Ltd.	S-1/A	333-249101	10.1	10/8/2020

10.2	Amendment No. 1 to First Lien Credit Agreement, dated as of January 3, 2018, entered into by and among McAfee, LLC, a Delaware limited liability company, Morgan Stanley Senior Funding, Inc., and the Initial Incremental Term Lenders party thereto	S-1/A	333-249101	10.2	10/8/2020

10.3	Amendment No. 2 to First Lien Credit Agreement, dated as of November 1, 2018, entered into by and among McAfee, LLC, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., and Morgan Stanley Bank, N.A.	S-1/A	333-249101	10.3	10/13/2020

10.4	Amendment No. 3 to First Lien Credit Agreement, dated as of June 13, 2019, by and among McAfee, LLC, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., and Bank of America, N.A.	S-1/A	333-249101	10.4	10/13/2020

10.5	Amendment No. 4 to First Lien Credit Agreement, dated as of October 12, 2020, by and among McAfee, LLC, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., and Morgan Stanley Bank, N.A.	S-1/A	333-249101	10.39	10/13/2020

10.6	Office Lease, dated April as of April 10, 2019 between US ER America Center 4, LLC and McAfee, LLC	S-1/A	333-249101	10.8	10/8/2020

10.7	Second Amended and Restated Limited Liability Company Agreement of Foundation Technology Worldwide LLC, dated as of October 21, 2020.	8-K	001-39651	10.1	10/26/2020

10.8	Tax Receivable Agreement, dated as of October 21, 2020, by and among the Company, Foundation Technology Worldwide LLC, and each of the other persons from time to time party thereto.	8-K	001-39651	10.2	10/26/2020

10.9	Registration Rights Agreement, dated as of October 21, 2020, by and among the Company and each of the other persons from time to time party thereto.	8-K	001-39651	10.3	10/26/2020

10.10	Stockholders Agreement, dated as of October 21, 2020, by and among the Company and each of the other persons from time to time party thereto.	8-K	001-39651	10.4	10/26/2020

10.11+	Employment Agreement, dated as of June 1, 2017, between McAfee Employee Holdings, LLC, Foundation Technology Worldwide LLC and Christopher D. Young.	S-1/A	333-249101	10.13	10/8/2020

10.12+	Employment Agreement, dated as of January 20, 2020, by and among McAfee, LLC, Foundation Technology Worldwide LLC, and Peter Leav.	S-1/A	333-249101	10.14	10/8/2020

10.13+	Amendment to Employment Agreement, dated as of September 30, 2020, by and among McAfee, LLC, Foundation Technology Worldwide LLC, McAfee Corp. and Peter Leav.	S-1/A	333-249101	10.15	10/8/2020

10.14+	Employment Agreement, dated as of August 7, 2020, by and among McAfee, LLC, Foundation Technology Worldwide LLC, and Venkat Bhamidipati.	S-1/A	333-249101	10.16	10/8/2020

10.15+	Amendment to Employment Agreement, dated as of September 30, 2020, by and among McAfee, LLC, Foundation Technology Worldwide LLC, McAfee Corp., and Venkat Bhamidipati.	S-1/A	333-249101	10.17	10/8/2020

10.16+	Offer Letter, dated as of January 31, 2017, by and between Intel Security and Michael Berry.	S-1/A	333-249101	10.18	10/8/2020

10.17+	Offer Letter by and between McAfee, Inc. and John Giamatteo.	S-1/A	333-249101	10.19	10/8/2020

10.18+	Offer Letter, dated as of September 30, 2020, by and between McAfee, LLC and Ashutosh Kulkarni.	S-1/A	333-249101	10.20	10/8/2020

10.19+	Offer Letter, dated as of September 30, 2020, by and between McAfee, LLC and Terry Hicks.	S-1/A	333-249101	10.21	10/8/2020

10.20+	Offer Letter, dated as of April 6, 2020, by and between McAfee, LLC and Lynne Doherty McDonald.	S-1/A	333-249101	10.22	10/8/2020

10.21+	Promotion Letter, dated as of June 11, 2018, by and between McAfee, LLC and with John Giamatteo.	S-1/A	333-249101	10.23	10/8/2020

10.22+	Separation and General Release Agreement, dated as of January 6, 2020, by and between McAfee, LLC and John Giamatteo.	S-1/A	333-249101	10.24	10/8/2020

10.23+	Separation Agreement, dated February 3, 2020, by and between McAfee, LLC and Christopher D. Young.	S-1/A	333-249101	10.25	10/8/2020

10.24+	Form of Severance Agreement for Senior Management.	S-1/A	333-249101	10.26	10/8/2020

10.25+	McAfee Corp. 2020 Omnibus Incentive Plan.	8-K	001-39651	10.5	10/26/2020

10.26+	McAfee Corp. 2020 Employee Stock Purchase Plan.	8-K	001-39651	10.6	10/26/2020

10.27+	McAfee Corp. 2017 Management Incentive Plan.	8-K	001-39651	10.7	10/26/2020

10.28+	McAfee Executive Cash Incentive Plan.	S-1/A	333-249101	10.34	10/8/2020

10.29+	Form of Stock Option Award Agreement under the 2020 Plan.	S-1/A	333-249101	10.31	10/8/2020

10.30+	Form of RSU Agreement under the 2020 Plan.	S-1/A	333-249101	10.32	10/8/2020

10.31+	Form of Management Incentive Unit (MIU) Agreement under the 2017 Plan.	S-1/A	333-249101	10.28	10/8/2020

10.32+	Form of RSU Agreement under the 2017 Plan.	S-1/A	333-249101	10.29	10/8/2020

10.33+	Form of Subscription Agreement.	S-1/A	333-249101	10.35	10/8/2020

10.34+	Form of Indemnification Agreement.	S-1/A	333-249101	10.36	10/13/2020

10.35+	McAfee Non-Employee Director Compensation Policy.	S-1/A	333-249101	10.37	10/8/2020

10.36+	Form of Equity Adjustment Agreement for Senior Management.	S-1/A	333-249101	10.38	10/8/2020

10.37	Purchase and Sale Agreement between McAfee, LLC, as Seller and Capital Commercial Investments, Inc., as Purchaser.	10-Q	001-39651	10.1	11/9/2021

10.38+	Gagandeep Singh Offer Letter.	10-Q	001-39651	10.2	11/9/2021

10.39+	Terry Hicks Separation Agreement.	10-Q	001-39651	10.3	11/9/2021

10.40+	McAfee Employee Stock Purchase Plan.	10-Q	001-39651	10.4	11/9/2021

21.1*	List of subsidiaries of McAfee Corp.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McAfee Corp.

Date: February 23, 2022	By:	/s/ Peter Leav
Peter Leav
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Leav	President, Chief Executive Officer and Director	February 23, 2022
Peter Leav	(Principal Executive Officer)

/s/ Venkat Bhamidipati	Executive Vice President and Chief Financial Officer
Venkat Bhamidipati	(Principal Financial Officer)

/s/ Christine Kornegay	Vice President and Chief Accounting Officer
Christine Kornegay	(Principal Accounting Officer)

/s/ Sohaib Abbasi	Director
Sohaib Abbasi

/s/ Mary Cranston	Director
Mary Cranston

/s/ Tim Millikin	Director
Tim Millikin

/s/ Jon Winkelried	Director
Jon Winkelried

/s/ Kathy Willard	Director
Kathy Willard

/s/ Jeff Woolard	Director
Jeff Woolard

/s/ Gunther Bright	Director
Gunther Bright

/s/ Emily Rollins	Director
Emily Rollins